Form 10-Q
period 2000-03-31
PATHNET TELECOMMUNICATIONS INC
filed 2000-05-16
CIK 1099231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               --------------          ----------------

                          Commission File No. 333-91469

                        Pathnet Telecommunications, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                              52-2201331
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

     11720 Sunrise Valley Drive
       Reston, VA                                                  20191
(Address of principal executive offices)                        (Zip Code)

                                 (703) 390-1000
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes [ ] No [ X ]

As of May 12, 2000, there were 3,178,477 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                                        2
                PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX



                                                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
               December 31, 1999                                                                               3

           Unaudited Consolidated Statements of Operations for the three months ended
               March 31, 2000 and 1999                                                                         4

            Unaudited Consolidated Statements of Comprehensive Loss for the three
               months ended March 31, 2000 and 1999                                                            5

            Unaudited Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999                                                                   6

            Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                  19
Item 2.    Changes in Securities and Use of Proceeds                                                          19
Item 3.    Defaults Upon Senior Securities                                                                    27
Item 4.    Submission of Matters to a Vote of Security Holders                                                27
Item 5.    Other Information                                                                                  27
Item 6.    Exhibits and Reports on Form 8-K                                                                   28
Signatures                                                                                                    29
Exhibits Index                                                                                                30

PART I.     FINANCIAL INFORMATION
Item 1.    Financial Statements

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,      December 31,
                                                                                         2000            1999
                                                                                         -----           ----
                                                                                      (UNAUDITED)
                                     ASSETS
Cash and cash equivalents                                                            $ 118,599,060   $  90,661,837
Accounts receivable                                                                      1,610,835         254,894
Interest receivable                                                                        408,353       1,048,417
Marketable securities available for sale                                                11,675,066      42,651,836
Prepaid expenses and other current assets                                                1,000,342       1,182,570
                                                                                     -------------   -------------
     Total current assets                                                              133,293,656     135,799,554
Property and equipment, net                                                            158,365,020     131,928,365
Intangible assets - rights of way                                                      187,275,006               -
Deferred financing costs, net                                                           15,956,145       9,649,680
Restricted cash                                                                         25,275,159      16,921,559
Marketable securities available for sale                                                22,092,539       5,088,458
Pledged marketable securities held to maturity                                                   -      20,796,563
Other assets                                                                               416,394         351,808
                                                                                     -------------   -------------
    Total assets                                                                     $ 542,673,919   $ 320,535,987
                                                                                     =============   =============
                LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                         AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                      $ 17,756,350    $ 18,543,195
Accrued interest                                                                        19,651,044       8,932,293
Accrued expenses and other current liabilities                                           3,125,698       3,113,181
                                                                                     -------------   -------------
   Total current liabilities                                                            40,533,092      30,588,669
12 1/4% Senior Notes, net of unamortized bond discount of $3,276,000 and $3,378,375
   respectively                                                                        346,724,000     346,621,625
Other noncurrent liabilities                                                             7,991,061       3,092,779
                                                                                     -------------   -------------
   Total liabilities                                                                   395,248,153     380,303,073
                                                                                     -------------   -------------
Commitments and contingences
Mandatorily redeemable preferred stock:
   Series A convertible preferred stock, $0.01 par value, 0 and 1,000,000 shares authorized, issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively (liquidation preference $1,000,000)                                            -       1,000,000
   Series B convertible preferred stock, $0.01 par value, 0 and 1,651,046 shares authorized, issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively (liquidation preference $5,033,367)                                            -       5,008,367
   Series C convertible preferred stock, $0.01 par value, 0 and 2,819,549 shares authorized, issued and outstanding at March 31, 2000 and December 31, 1999,
     respectively (liquidation preference $30,000,052)                                           -      29,961,272
   Series E convertible preferred stock, $0.01 par value, 4,506,145 and 0 shares authorized, 2,867,546 and 0 issued and outstanding and March 31, 2000
     and December 31, 1999, respectively                                                37,871,966               -
                                                                                     -------------   -------------
   Total mandatorily redeemable preferred stock                                         37,871,966      35,969,639
                                                                                     -------------   -------------
Stockholders' equity (deficit):
Series A convertible  preferred stock,  $0.01 par value,  2,899,999 and 0 shares authorized,  issued and  outstanding  at March 31, 2000 and December 31, 1999,
  respectively                                                                              29,000               -
Series B convertible  preferred stock,  $0.01 par value,  4,788,030 and 0 shares authorized,  issued and  outstanding  at March 31, 2000 and December 31, 1999,
  respectively                                                                              47,880               -
Series C convertible  preferred stock,  $0.01 par value,  8,176,686 and 0 shares authorized,  issued and  outstanding  at March 31, 2000 and December 31, 1999,
  respectively                                                                              81,767               -
Series D convertible  preferred stock,  $0.01 par value,  9,250,000 and 0 shares authorized, 8,511,607 and 0 shares issued and outstanding at March 31,2000 and
  December 31, 1999, respectively                                                           85,116               -
Undesignated preferred stock, par value $0.01 per share, 0 and 10,000,000 shares
  authorized, 0 shares issued and outstanding                                                    -               -
Common stock, $0.01 par value, 60,000,000 shares authorized, 3,176,107 and
  3,068,218 shares issued and outstanding                                                   31,761          30,682
Deferred compensation                                                                   (8,977,266)       (441,760)
Additional paid-in capital                                                             240,001,666       6,264,362
Accumulated other comprehensive loss                                                       (14,869)        (90,240)
Accumulated deficit                                                                   (121,731,255)   (101,499,769)
                                                                                     -------------   -------------
   Total stockholders' equity (deficit)                                                109,553,800     (95,736,725)
                                                                                     -------------   -------------
    Total liabilities, mandatorily redeemable preferred stock and
     stockholders' equity                                                            $ 542,673,919   $ 320,535,987
                                                                                     =============   =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     2000                 1999
                                                                                     ----                 ----
Revenue                                                                        $  1,926,554           $   826,104
                                                                                -----------           -----------
Operating expenses:
     Cost of revenue (including non cash deferred compensation
      of $532,657 and $20,582, respectively)                                      4,268,997             2,651,200
     Selling, general and administrative  (including non cash deferred
      compensation of $899,712 and $113,494, respectively)                        6,243,490             2,795,360
     Reorganization expenses                                                      1,408,468                     -
     Depreciation expense                                                         2,557,984               537,639
                                                                                -----------           -----------
        Total operating expenses                                                 14,478,939             5,984,199
                                                                                -----------           -----------
Net operating loss                                                              (12,552,385)           (5,158,095)
Interest expense                                                                 (9,741,793)          (10,270,211)
Interest income                                                                   2,235,057             3,814,608
Other income (expense), net                                                        (172,365)               88,096
                                                                                -----------           -----------
        Net loss                                                               $(20,231,486)         $(11,525,602)
                                                                                ===========           ===========
Basic and diluted loss per
     common share                                                                   $ (6.59)              $ (3.97)
                                                                                ===========           ===========
Weighted average number of
     common shares outstanding                                                    3,068,240             2,902,895
                                                                                ===========           ===========









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     2000                 1999
                                                                                     ----                 ----
Net loss                                                                      $ (20,231,486)        $ (11,525,602)

Other comprehensive income:
     Net unrealized (loss) gain on marketable
        securities available for sale                                                75,371              (133,891)
                                                                                -----------           -----------
Comprehensive loss                                                            $ (20,156,115)        $ (11,659,493)
                                                                                ===========           ===========












   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           2000                  1999
                                                                                           ----                  ----
Cash flows from operating activities:
    Net loss                                                                         $ (20,231,486)          $(11,525,602)
    Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation expense                                                              2,557,984                537,639
       Amortization of deferred financing costs                                            285,160                284,005
       Provision for write down of spare parts                                             120,000                      -
       Provision for losses on accounts receivable                                          21,000                      -
       Loss on sale of equipment                                                              (279)                     -
       Interest expense resulting from amortization of discount on the
         bonds payable                                                                     102,375                102,375
       Amortization of premium on pledged securities                                        71,563                167,295
       Amortization of deferred compensation                                             1,432,369                134,076
    Changes in assets and liabilities:
       Accounts receivable                                                              (1,376,941)               404,215
       Interest receivable                                                               1,108,446                339,068
       Prepaid expenses and other current assets                                           182,228             (4,573,224)
       Accounts payable                                                                  2,734,227             (1,234,100)
       Accrued interest                                                                 10,718,752             10,718,751
       Accrued expenses and other liabilities                                            1,876,611                973,861
       Other assets                                                                        (64,586)              (108,565)
                                                                                     -------------           ------------
          Net cash used in operating activities                                           (462,577)            (3,780,206)
                                                                                     -------------           ------------
Cash flows from investing activities:
    Expenditures for network in progress                                               (28,731,555)           (16,668,923)
    Expenditures for property and equipment                                             (1,144,690)              (125,589)
    Sale and maturity of marketable securites available for sale                        50,942,232             58,493,029
    Purchase of marketable securities available for sale                               (35,894,172)                     -
    Sale and maturity of pledged marketable securities held to maturity                (20,725,261)                41,092
    Restricted cash                                                                     (8,822,243)              (155,930)
    Repayment of note receivable                                                                 -              3,206,841
                                                                                     -------------           ------------
          Net cash provided by (used in) investing activities                           (3,925,167)           44,790,520
                                                                                     -------------           ------------
    Issuance of series E convertible preferred stock                                    38,000,000                      -
    Proceeds from option to purchase series E convertible preferred stock                1,000,000                      -
    Exercise of employee common stock options                                              396,718                  1,091
    Payment of deferred financing costs                                                 (7,071,751)                     -
                                                                                     -------------           ------------
          Net cash provided by (used in) financing activities                           32,324,967                  1,091
                                                                                     -------------           ------------
Net increase in cash and cash equivalents                                               27,937,223             41,011,405
Cash and cash equivalents at the beginning of period                                    90,661,837             57,521,887
                                                                                     -------------           ------------
Cash and cash equivalents at the end of period                                       $ 118,599,060           $ 98,533,292
                                                                                     =============           ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY

         Pathnet, Inc. (Pathnet), is a wholesale telecommunications provider building a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States.

         Pathnet Telecommunications, Inc. (Pathnet Telecommunications) was formed on November 1, 1999 by certain former shareholders of Pathnet in order to facilitate the reorganization transaction which became effective on March 30, 2000 (see Note 11) and to continue the activity of Pathnet. Upon finalization of the reorganization transaction, Pathnet became a wholly-owned subsidiary of Pathnet Telecommunications. Hereafter, Pathnet Telecommunications, together with Pathnet and its subsidiaries, are referred to as the Company.

         The Company's network will enable its customers including existing local telephone companies, long distance companies, internet service providers, competitive telecommunications companies, cellular operators and other telecommunications providers to offer additional services to new and existing customers in these markets without having to expend their own resources to build, expand or upgrade their own networks.

         As of March 31, 2000, the Company's network consisted of over 6,300 wireless route miles providing wholesale transport services to 44 cities and 700 miles of installed fiber. The Company is constructing an additional 1,000 route miles of fiber optic network, 500 of which is scheduled for completion by the end of the second quarter. During 2000, the Company intends to deploy additional products and services including bundled wholesale transport and local access services.

         The Company's business is funded primarily through equity investments by the Company's stockholders and by proceeds from Pathnet's $350.0 million aggregate principal amount of units consisting of 12 1/4% Senior Notes due 2008 (Senior Notes), which have been registered under the Securities Act of 1933, as amended (Securities Act), and warrants to purchase Common Stock issued by Pathnet on April 8, 1998 (Debt Offering).

2.       BASIS OF PRESENTATION

         Pathnet was formed to build a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. Pathnet Telecommunications was formed to continue the activity of Pathnet with strategic investments from Colonial Pipeline Company, Burlington Northern and
Santa Fe Corporation and CSX Corporation received in connection with the reorganization transaction. Since inception, Pathnet and Pathnet Telecommunications' activities consist principally of constructing and deploying digital networks utilizing both wireless and fiber-optic technologies. Pathnet and Pathnet Telecommunications were considered companies under common control. Consequently, for purposes of the accompanying consolidated financial statements, Pathnet has been treated as a "predecessor" entity. Therefore, the consolidated financial statements as of December 31, 1999 and for the three months ended March 31, 1999 represent the historical financial information of Pathnet, the predecessor entity. The accompanying consolidated financial statements incorporate the combined business activities of Pathnet and Pathnet Telecommunications. Collectively, Pathnet and Pathnet Telecommunications are referred to as the Company in the accompanying consolidated financial statements.

         The Company recently commenced providing telecommunications services to customers and recognizing the revenue from the sale of such telecommunication services. The Company's principal activities to date have been securing contractual alliances with its co-development partners, designing and constructing network path segments, obtaining capital and planning its proposed service. As of March 31, 2000 the Company had 25 customers for its telecommunications services. As a result, the Company exited the development stage in the three months ended March 31, 2000.

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto for Pathnet, Inc. included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and made effective on March 14, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

3.       CONSOLIDATION

         These consolidated financial statements include the accounts of Pathnet Telecommunications and its wholly owned subsidiaries, Pathnet and Pathnet/Idaho Power License, LLC (a wholly owned subsidiary of Pathnet). All material intercompany accounts and transactions have been eliminated in consolidation.

4.       LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is computed by dividing net loss by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 3,394,473 employee common stock options, the exercise of warrants to purchase 1,116,500 shares of common stock, and the conversion of 27,243,868 shares of Series A, B, C, D and E convertible preferred stock into shares of common stock as of March 31, 2000, which could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

5.       SEGMENT REPORTING

         The Company identifies its segments based on management responsibility. The Company measures segment loss as operating loss, which is defined as loss before interest income and expense, and income taxes. The service revenue from the telecommunications division includes all revenues generated from the sale of telecommunications products, including high capacity, digital transport and competitive local access services. The construction division includes the operating activity and the assets relating to the network build out. The revenues for the construction division primarily relate to the management of construction projects and the sale of dark fiber through indefeasible rights of use agreements ("IRUs"). The corporate division includes certain general and administrative functions and operating expenses. All of the Company's revenues are attributable to customers in the United States, and all assets are located in the United States

     The following tables reflect the financial information for the reportable segments;

                                                             THREE MONTHS ENDED MARCH 31, 2000
                                         TELECOMMUNICATIONS       CONSTRUCTION         CORPORATE       CONSOLIDATED
Revenue                               $               921,849  $        1,004,705   $           --   $     1,926,554
Operating expenses                                  1,743,086           2,525,911       10,209,942        14,478,939
                                      -----------------------  ------------------  ---------------   ---------------
Operating loss                        $              (821,237) $       (1,521,206) $   (10,209,942)  $   (12,552,385)
                                      ======================== =================== ================  ================
                                                                THREE MONTHS ENDED MARCH 31, 1999
                                        TELECOMMUNICATIONS        CONSTRUCTION         CORPORATE       CONSOLIDATED
Revenue                               $               576,504  $          249,600  $            --   $       826,104
Operating expenses                                  2,033,900             915,945        3,034,354         5,984,199
                                      -----------------------  ------------------  ---------------   ---------------
Operating loss                        $            (1,784,300) $         (339,441) $    (3,034,354)  $    (5,158,095)
                                      ======================== =================== ================  ================

         The majority of revenues for the quarter comprise construction services (approximately 52.2 per cent) arising mainly from its co-development agreements with Tri-State Generation and Transmission Association, Inc. (Tri-State). The remainder of the Company's revenues for the quarter (approximately 47.8 per cent) has been derived from the sale of bandwidth along the Company's digital network including approximately $528,000 from one customer. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

6.       AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. Marketable securities include restricted cash of approximately $22.1 million at March 31, 2000. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

         The following is a summary of the investments in marketable securities at March 31, 2000:



                                                                           GROSS UNREALIZED
                                                              COST           GAINS      LOSSES    MARKET VALUE

  Available for sale marketable securities:
    U.S. Treasury securities and debt securities
      of U.S. Government agencies                    $       23,302,385 $    44,315  $     23,118   $       23,367,896
    Corporate debt securities                                 8,976,442       1,615        32,999            8,944,795
    Debt Securities issued by foreign
      governments                                             1,503,649        --           4,684            1,498,965
                                                     ------------------ -----------    ----------    -----------------
                                                             33,782,475      45,930        60,801           33,811,656
    Less: long term restricted cash                         (22,048,488)    (44,315)         (263)         (22,092,540)
                                                     ------------------ -----------    ----------    -----------------
                                                     $       11,433,987 $     1,615  $     60,538   $       11,719,116
                                                     ================== ===========  =============  ==================

         Net proceeds from the sales and maturity of available for sale securities were approximately $50.9 million during the three months ended March 31, 2000.

         The amortized  cost and market value of available  for sale  marketable
securities  by   contractual   maturity,   regardless  of  their  balance  sheet
classification, at March 31, 2000 is as follows:

                                                                        COST                  MARKET VALUE

         Due in one year or less                                $       33,782,475      $       33,811,656
         Due after one year through two years                                   --                      --
                                                                ------------------      ------------------
                                                                        33,782,475              33,811,656
         Less: long term restricted cash                               (22,018,488)            (22,092,540)
                                                                ------------------      ------------------
                                                                $       11,433,987      $       11,719,116
                                                                ==================      ==================

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

7.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at March 31, 2000 and December 31, 1999:


                                                                       MARCH 31,                DECEMBER 31,
                                                                           2000                   1999
                                                                   -----------------            ---------

         Network in progress                                      $      86,655,041       $       63,123,322
         Communications network                                          75,594,507               71,604,029
         Office and computer equipment                                    4,288,020                2,262,934
         Furniture and fixtures                                             956,536                1,555,771
         Leasehold improvements                                             377,749                  337,181
                                                                   ----------------       ------------------
                                                                        167,871,853              138,883,237
         Less: accumulated depreciation                                  (9,506,833)              (6,954,872)
                                                                  -----------------       ------------------
         Property and equipment, net                                   $158,365,020        $     131,928,365
                                                                  =================       ==================

         Network in progress includes (i) all direct material and labor costs together with related allocable interest costs, necessary to construct components of a high capacity digital wireless and fiber optic network, and (ii) network related inventory parts and equipment. The network in progress balance as March 31, 2000 includes approximately $53.8 million for costs incurred to construct digital fiber optic networks and $2.8 million for a right of use under an agreement with Northern Border Pipeline for microwave access. When a portion of the network has been completed and made available for use by the Company, the accumulated costs are transferred from network in progress to communications network and depreciated.

8.       DEFERRED FINANCING COSTS

         The Company has incurred costs related to Pathnet's Debt Offering and the amendment to the Senior Notes in connection with the reorganization transaction. Such costs are amortized over the term of the debt or financing arrangement other than when financing has not been obtained, in which case, the costs are expensed immediately.

9.       RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its development agreements together with cash and cash equivalents of approximately $21.6 million held as collateral for repayment of interest on the Company's Senior Notes through April 2000. The funds in each escrow account are available only to fund the projects to which the escrow is related. Generally, funds are released from escrow to pay project costs as incurred. During the three months ended March 31, 2000, the Company deposited approximately $9.2 million in escrow and $0.2 million was released from escrow.

10.      COMMITMENTS AND CONTINGENCIES

         As of March 31, 2000, the Company had capital commitments of up to approximately $84.8 million relating to telecommunication and transmission equipment and its agreement with WFI, Tri-States and CapRock.

        On April 19, 2000, Pathnet, Inc. was sued by several plaintiffs purporting to represent a class of landowners damaged by Pathnet in connection with the development of Pathnet's fiber optic network. Specifically, the complaint alleges that Pathnet installed fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal rights from the landowners. Based on the information currently available to us, in the vast majority of the jurisdictions in which Plaintiff alleges violations, we are unaware of any facts that would support Plaintiff's claims. In the jurisdictions in which there is uncertainty as to the factual basis for Plaintiff's claims, we believe that we have valid defenses to Plaintiff's claims. We also believe that we would be indemnified against Plaintiff's claims by our co-development partner on that project. Accordingly, based upon our current understanding of the factual basis for Plaintiff's claims and the likelihood of success, we do not believe that Plaintiff's claims will have a material adverse effect on the earnings, cash flow or financial position of the Company.

11.      REORGANIZATION

        On March 30, 2000, the Company completed a strategic investment transaction with Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Corporation. As part of the transaction, the Company received a contribution of over 12,000 miles of rights of way with an estimated value of approximately $187.0 million. Generally, the Company does not begin amortizing rights of way used in its network until the network is completed and available for use. As of March 31, 2000, none of the rights of way obtained in the reorganization transaction were available for use.

         In return for the rights of way, the Company issued 8,511,607 shares of the Company's Series D convertible preferred stock. In addition to providing a portion of the rights of way access, Colonial Pipeline paid $43.0 million in cash to the Company, comprised of $38.0 million at the initial closing for 1,729,631 shares of the Company's Series E redeemable preferred stock, $1.0 million for the issuance of an option to purchase 1,593,082 shares of the Company's Series E redeemable preferred stock for $21.97 per share in connection with an initial public offering and $4.0 million for rights in 2,200 conduit miles of our future network. Colonial Pipeline will pay an additional $25.0 million for 1,137,915 shares of the Company's Series E redeemable preferred stock upon the completion of a fiber-optic network segment that the Company expects to complete during the second calendar quarter of 2000. The new investors collectively received an approximate one-third equity stake in the Company, as well as representation on the Company's Board of Directors.

         Upon the closing of the transaction, all of the Pathnet's common stock was exchanged for common stock of the Company resulting in Pathnet becoming a wholly-owned subsidiary of the Company and all of the Pathnet's 5,470,595 shares of mandatorily redeemable preferred stock being converted into 15,864,715 of the Company's convertible preferred stock.

         The Company obtained consents to the waiver and the amendment of certain provisions of the indenture from the holders of a majority of Pathnet's Senior Notes. In return for such consents, (i) Pathnet made consent fee payments to consenting noteholders of approximately $7.3 million in the aggregate and purchased and pledged to the trustee under the indenture for the benefit of the noteholders, additional U.S. Treasury Securities as security covering the October 16, 2000 interest payment on the Senior Notes and (ii) Pathnet
Telecommunications issued its senior guarantees of the Senior Notes. The $7.3 million consent payment to the bondholders increased deferred financing costs and is being amortized over the remaining term of the Senior Notes. In addition, for the quarter ended March 31, 2000, the Company had expensed approximately $1.4 million of fees for printing, legal, solicitation and other transaction fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS ITEM CONSTITUTE FORWARD-LOOKING STATEMENTS. SEE. "FORWARD-LOOKING STATEMENTS" BELOW. IN THIS REPORT, WE REFER TO PATHNET TELECOMMUNICATIONS, INC., AS THE "COMPANY," "WE," "US," AND "OUR." WHERE APPLICABLE, SUCH REFERENCES REFER TO PATHNET, INC.,OR "PATHNET", THE PREDECESSOR REPORTING COMPANY PRIOR TO THE REORGANIZATION TRANSACTION COMPLETED ON MARCH 30, 2000.

OVERVIEW

                  We were formed on November 1, 1999 in order to facilitate a reorganization transaction with Pathnet, Inc. which is now our wholly owned subsidiary. Our reorganization was completed on March 30, 2000. Together with Pathnet, we are a wholesale telecommunications provider building a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States.

         Our  network  will  enable  our  customers,  including  existing  local telephone companies, long distance companies, internet service providers, competitive telecommunications companies, cellular operators and other telecommunications providers, to offer additional services to new and existing customers in these markets without having to expend their own resources to build, expand or upgrade their own networks.

    Since Pathnet's inception in November 1995, our business has focused on:

     o    Entering    into    strategic    relationships    with    owners    of
          telecommunications assets and co-development partners;

     o    Developing and constructing our digital backbone network;

     o Negotiating collocation and interconnection agreements and installing collocations and interconnections off our backbone network;

     o Designing and developing our network architecture and operations support systems, including the buildout and launch of our 24-hour network operations center;

     o    Raising capital and hiring management and other key personnel;

     o    Developing "leading edge" products and services; and

     o    Procuring governmental authorizations.

         On March 30, 2000, we completed a strategic investment transaction with Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. We received the right to develop over 12,000 miles of these investors' rights of way holdings, 8,000 of which have some form of exclusivity. In addition to providing a portion of the rights of way access, Colonial also made a contribution of $43.0 million in cash (consisting of $38.0 million as a first tranche cash investment, $1.0 million for options to purchase additional shares of our stock and $4.0 million for rights in a single fiber optic conduit) and agreed to make a second cash investment of $25.0 million in our business upon the completion of our Chicago to Aurora (a suburb of Denver) fiber optic network build. Our new investors hold approximately one-third of our equity and have representation on our Board of Directors.

         As of March 31, 2000, our network consisted of over 6,300 wireless route miles, providing wholesale transport services to 44 cities, and 700 miles of installed fiber. We are constructing an additional 1,000 route miles of fiber optic network, 500 of which is scheduled for completion by the end of the second quarter of this year. During 2000, we intend to deploy additional products and services including bundled wholesale transport and local access services.

    We have experienced operating losses since our inception, and we expect these operating losses to continue as we expand our operations. Implementing our business plan will require significant capital expenditures. Our financial performance will vary from market to market, and the time when we will achieve positive earnings before interest, taxes, depreciation and amortization, if at all, will depend on the:

    o Size of our target markets;
    o Timely completion of backbone routes, collocations and interconnections;
    o Cost of the  necessary  infrastructure;
    o Timing of and  barriers to market entry; and
    o Commercial acceptance of our services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

         During the three months ended March 31, 2000, we completed our reorganization, which included our acquisition of rights of way and cash from our investors. We also continued to focus on:

     o    expanding the number of cities and collocations in our network,

     o    building out our fiber network,

     o obtaining the regulatory status and entering into interconnection agreements in each of our target markets to enable us to obtain unbundled network elements and central office space from existing local telephone companies, and

     o developing our infrastructure including the hiring of key management personnel.

         REVENUE

         For the three months ended March 31, 2000 and 1999, we generated revenue of approximately $1.9 million and $826,000, respectively, comprised of revenue from telecommunications services of approximately $922,000 and $526,000, respectively, together with revenue from construction services of approximately $1.0 million and $250,000, respectively. The increase in revenue from construction services arises mainly from our co-development agreement with Tri-State Generation and Transmission Association, Inc. entered into during the third quarter of 1999. We expect that a substantial portion of our future revenue will be generated from our sale of construction services, local access services and backbone infrastructure services.

         OPERATING EXPENSES

         For the three  months  ended  March  31,  2000 and  1999,  we  incurred operating expenses of approximately $13.1 million and $6.0 million, respectively. This increase is primarily a result of additional staff costs incurred as we continued to develop our infrastructure, depreciation expenses as more of our network came on line, administrative costs related to obtaining regulatory status, deferred expense for compensatory stock options and costs associated with our reorganization transaction. Cost of revenue reflects direct costs we incurred in performing construction and management services and providing telecommunications services. We expect selling, general and administrative expenses to continue to increase in the remainder of 2000 as we continue to develop or infrastructure and increase our staff level.

         INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2000 and 1999 was approximately $9.7 million and $10.3 million, respectively. Interest expense primarily represents interest on Pathnet's 12 1/4% Senior Notes due 2008 issued in April 1998 together with the amortization expense related to bond issuance costs in respect to those notes and the amortization expense related to deferred financing costs.

         INTEREST INCOME

         Interest income for the three months ended March 31, 2000 and 1999 was approximately $2.2 million and $3.8 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on the senior notes.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, we had approximately $130.3 million of cash, cash equivalents and marketable securities to fund future operations. In addition, we had $25.8 million in restricted cash to be used to build our network. We expect to receive an additional $25 million equity investment upon the completion of a fiber optic network during the second calendar quarter of 2000.

    In addition, we expect to finance the cost of some of our equipment through vendor financing arrangements. We have negotiated with Lucent Technologies, Inc. a proposed credit facility in which Lucent will, subject to certain conditions (including the closing of our reorganization), provide us with financing for fiber optic cable that we purchase from them.

    We estimate that our current available resources, together with those received in our reorganization, will be sufficient to fund the implementation of our long term business plan, as currently contemplated, including the capital commitments described above, operating losses in new markets and working capital needs through the fourth quarter of 2000. After such time, we expect we will require additional financing, which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities.

    Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may require additional sources of capital or additional capital sooner than anticipated.

FORWARD-LOOKING STATEMENTS

         The matters discussed in this quarterly report may include forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, those described in conjunction with the forward-looking statements in this quarterly report, as well as the amount of capital needed to deploy our network; our substantial leverage and need to service our indebtedness; the restrictions imposed by our current and possible future financing arrangements; our ability to successfully manage the cost-effective and timely completion of our network and our ability to attract and retain customers for our products and services; our ability to implement our newly expanded business plan; our ability to retain and attract relationships with the incumbent owners of the telecommunications assets with which we expect to build our network; our ability to obtain and maintain rights of way for the deployment of our network; our ability to retain and attract key management and other personnel as well as our ability to manage the rapid expansion of our business and operations; our ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; our dependence on the reliability of our network equipment, our reliance on key suppliers of network equipment and the risk that our technology will become obsolete or otherwise not economically viable; and our ability to conduct our business in a regulated environment. We do not intend to update these forward-looking statements. These and other risks and uncertainties affecting us are contained from time to time in our filings with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to minimal market risks. We manage sensitivity of our results of operations to market risks by maintaining a conservative investment portfolio, (which primarily consists of debt securities, that typically mature within one year), and entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk on us.

    We are exposed to interest rate risk. We periodically need additional debt financing due to our large operating losses, and capital expenditures associated with establishing and expanding our network coverage increase our financing needs. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have obtained on our current debt.

         Although all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. As of March 31, 2000, the fair value of our debt was approximately $237.6 million.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         OUR REGISTERED OFFERING

         On March 14, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-91469) effective. Our Registration Statement relates to our offer of our absolute, unconditional and continuing guarantees of the obligations of Pathnet under the indenture governing Pathnet's 12 1/4 % Senior Notes due 2008, including Pathnet's obligations to make interest and principal payments on those notes. We commenced the offer of our guarantees on March 14, 2000 and terminated the offer on March 27, 2000.

         On March 30, 2000, after receipt of noteholder consent to the waivers under and amendments of the our original Pathnet indenture relating to Pathnet's notes, we entered into a supplemental indenture with Pathnet and the indenture trustee and issued our guarantees of all of Pathnet's notes under the indenture. Pursuant to the terms of our guarantees, we are guaranteeing to the holder of any outstanding note(s) all obligations, covenants, liabilities, undertakings and agreements of any kind of Pathnet contained in the indenture (as amended), including:

o the prompt payment in full, in United States currency, when due, of the principal and of the interest on the notes and all other amounts that may be owing from Pathnet to the holders of the notes under the indenture and the notes; and

o the prompt performance and observance by Pathnet of all covenants, agreements and conditions to be performed and observed by Pathnet under the indenture.

         The guarantees are absolute, unconditional and continuing guarantees of the obligations of Pathnet under the indenture, including its obligations to make interest and principal payments. If Pathnet does not comply with its obligations under the indenture the holders may proceed directly against us without being required to seek payment or performance from Pathnet. The guarantees will continue in effect with respect to any note until the holder of that note has received payment in full of the redemption price with respect to that note, when the guarantees terminate. A copy of our guarantee is attached as an exhibit hereto.

         We had conditioned the issuance of our guarantees upon, among other things, the waiver and amendment of certain provisions of the indenture. In particular, we sought consent from holders of the notes to the (1) waiver of Pathnet's compliance, for purposes of the reorganization transaction, with the "Change of Control" repurchase obligation and the "Excess Proceeds Offer" requirements of the indenture, which otherwise would be triggered by the closing of the transaction; and (2) adoption of amendments to the terms of the indenture that are intended to subject us to indenture covenants parallel to those that were applicable solely to Pathnet (and, in some cases, its subsidiaries) and extend the scope of indenture tests and covenants to us and any of our future subsidiaries. A summary of the indenture amendments is provided below.

         SUMMARY OF THE INDENTURE AMENDMENTS

         The indenture amendments were designed to impose upon us and our Restricted Subsidiaries restrictions parallel to those that the original indenture imposed upon Pathnet and its Restricted Subsidiaries, and to permit transactions between Pathnet and us (and our other Restricted Subsidiaries) to the same extent that the original indenture permitted such transactions between Pathnet and its Restricted Subsidiaries. The necessary amendments to the indenture are contained in the supplemental indenture, which binds both Pathnet and us.

         The following table summarizes the material changes to the original indenture as implemented by the supplemental indenture. The table does not restate the supplemental indenture in its entirety and it may omit detailed information important to some investors in understanding the operation of relevant covenants of the indenture and the supplemental indenture in specific circumstances. Capitalized terms used in this description have the meaning given to them in the indenture as amended by the supplemental indenture unless we refer to the "original indenture," in which case terms are used as defined in that version. As used in the table, "Pathnet" refers to Pathnet, Inc. and "Pathnet Telecom" refers to us. For more detailed information regarding the provisions summarized here, you should refer to the supplemental indenture filed as an exhibit hereto. In addition to the supplemental indenture, the original indenture is incorporated by reference as set forth in our exhibit list.

                                                                                CHANGES AS INCORPORATED IN THE
       PROVISION                        ORIGINAL INDENTURE                          SUPPLEMENTAL INDENTURE
----------------------        --------------------------------------          ----------------------------
EVENTS OF DEFAULT             Payment defaults on the notes.                  No change for notes; adds failure
                                                                              of guarantees to be in effect.

                              Covenant defaults on the indenture.             Covenant defaults on the
                                                                              indenture, including obligations
                                                                              imposed directly on Pathnet
                                                                              Telecom.

                              Cross defaults to other indebtedness or         Cross defaults to other
                              adverse judgments over $7.5 million             indebtedness or adverse judgments
                              against Pathnet or any Significant              over $7.5 million against any of
                              Subsidiary of Pathnet.                          Pathnet, Pathnet Telecom, or any
                                                                              Significant Subsidiary of either
                                                                              Pathnet or Pathnet Telecom.

                              Bankruptcy proceedings by or in respect         Bankruptcy proceedings by or in
                              of Pathnet or any Significant                   respect of Pathnet, Pathnet
                              Subsidiary of Pathnet.                          Telecom, or any Significant
                                                                              Subsidiary of Pathnet or Pathnet
                                                                              Telecom.

                              Pledge Agreement ceases to be in full           No change.
                              force and effect.

CONSOLIDATION,                Restricts the ability of Pathnet and            Expands the covenant so that it
MERGER, CONVEYANCE,           its Restricted Subsidiaries to enter            applies to Pathnet Telecom and its
TRANSFER OR LEASE             into transactions involving a merger or         consolidated group, rather than
                              disposition of all or substantially all         solely to Pathnet and its
                              of Pathnet's and its Restricted                 consolidated group. Provisions
                              Subsidiaries' assets on a consolidated          relating to the required
                              basis.                                          substitution of successors and the
                                                                              requirement to secure the notes in
                                                                              certain circumstances apply to
                                                                              Pathnet obligations under the
                                                                              notes and as appropriate to
                                                                              Pathnet Telecom obligations under
                                                                              the guarantees.

AMENDMENTS                    Certain types of amendments (and                Provides that Pathnet Telecom and
TO THE INDENTURE              supplemental indentures) may be adopted         Pathnet can amend the indenture in
                              without consent of noteholders.                 the same circumstances, and with
                                                                              the same levels of approvals, as
                                                                              Pathnet is permitted to make such
                                                                              amendments under the original indenture.

                              Most types of amendments (and                   Applies to the supplemental
                              supplemental indentures) may be adopted         indenture the same majority consent
                              with the consent of a majority of the           threshold for those amendments that
                              noteholders.                                    require such a majority
                                                                              in the original indenture.

                              Certain types of amendments (and                Subjects Pathnet Telecom to the
                              supplemental indentures) may not be             unanimous consent threshold for the
                              adopted without the consent of all              amendments requiring unanimous
                              noteholders.                                    consent in the original indenture,
                                                                              and adds to that list any
                                                                              amendment that modifies the
                                                                              provisions of the indenture
                                                                              relating to the guarantees in a
                                                                              manner adverse to the noteholders.

MAINTENANCE OF                Pathnet must maintain an office or              Both Pathnet and Pathnet Telecom
OFFICE                        agency in New York City for service of          must maintain an office or agency
                              notices and demands.                            in New York City for the service of
                                                                              notices and demands under the notes
                                                                              and the guarantees, on the same
                                                                              terms as that obligation
                                                                              applies to Pathnet.

MONEY FOR NOTE                Regulates Pathnet's dealings with               Regulates Pathnet Telecom's
PAYMENTS                      Paying Agents and its ability to act as         dealings with Paying Agents and
                              its                                             own Paying Agent. Pathnet
                                                                              Telecom's ability to make payments
                                                                              directly to the holders of the
                                                                              guarantees in the same manner as
                                                                              Pathnet's dealings are regulated
                                                                              under the indenture.

CORPORATE                     Pathnet and its subsidiaries must               Expands the covenant so that it
EXISTENCE                     maintain corporate existence.                   also applies to Pathnet Telecom and
                                                                              its other subsidiaries.

PAYMENT OF TAXES              Pathnet and its subsidiaries must pay           Expands the covenant so that it
AND OTHER CLAIMS              taxes and other claims.                         also applies to Pathnet Telecom and
                                                                              its other subsidiaries.

MAINTENANCE OF                Pathnet and Restricted Subsidiaries             Expands the covenant so that it
PROPERTIES                    must maintain material properties in            also applies to Pathnet Telecom and
                              good condition and repair.                      its Restricted Subsidiaries.

INSURANCE                     Pathnet and Restricted Subsidiaries             Expands the covenant so that it
                              must maintain customary insurance.              also applies to Pathnet Telecom and
                                                                              its Restricted Subsidiaries.

OFFICERS COMPLIANCE           Required from Pathnet.                          Required from Pathnet and from
CERTIFICATE                                                                   Pathnet Telecom.

FINANCIAL STATEMENTS          Pathnet must file Exchange Act reports          Pathnet Telecom must file Exchange
                              with the SEC (whether or not required           Act reports (including consolidated
                              by law to do so) and must provide               reports) with the SEC (whether or
                              Trustee with copies.                            not required by law to do so) and
                                                                              must provide Trustee with copies.
                                                                              To the extent permitted in the
                                                                              future by applicable law, releases
                                                                              Pathnet from separate SEC and
                                                                              Trustee periodic report filing
                                                                              obligations.

CHANGE OF CONTROL             Pathnet required to offer to repurchase         No change to Pathnet's obligation.
REPURCHASE                    the notes at a premium upon occurrence          Expands the provision so that
OBLIGATION                    of a Change of Control.                         Pathnet's repurchase obligation is
                                                                              also triggered by a Change of
                                                                              Control of Pathnet Telecom;
                                                                              guarantees apply to this
                                                                              obligation.

LIMITATION ON                 Subject to a ratio test for                     Expands the existing covenant so
INDEBTEDNESS                  Consolidated Indebtedness to                    that both Pathnet and Pathnet
                              Consolidated Operating Cash Flow Test           Telecom are subject to the same
                              for Pathnet and its Restricted                  limitations (including the
                              Subsidiaries, neither Pathnet nor its           limitations on their respective
                              Restricted Subsidiaries can incur               Restricted Subsidiaries), except
                              Indebtedness other than Permitted               that:
                              Indebtedness. Permitted Indebtedness
                              includes Telecommunications                     (1) the definition of Permitted
                              Indebtedness of either Pathnet or any           Indebtedness continues to
                              Restricted Subsidiary; subordinated             include Telecommunications
                              indebtedness of Pathnet to its                  Indebtedness, but applies to
                              Restricted Subsidiaries; and any                Pathnet Telecom's Restricted
                              indebtedness of a Restricted Subsidiary         Subsidiaries as well as
                              to Pathnet or to any other Restricted           Pathnet's, and allows
                              Subsidiary.                                     intercompany Indebtedness among
                                                                              Pathnet Telecom, Pathnet, and
                                                                              their respective Restricted
                                                                              Subsidiaries subject to the
                                                                              corresponding restrictions; and
                                                                              (2) the Consolidated Indebtedness
                                                                              to Consolidated Operating Cash
                                                                              Flow Ratio used to determine
                                                                              whether any of the covered
                                                                              entities can incur additional debt
                                                                              is calculated by reference to
                                                                              Pathnet Telecom, Pathnet and all
                                                                              Restricted Subsidiaries on a
                                                                              consolidated basis.

RESTRICTED PAYMENTS           Restricts Pathnet and its Restricted            Changes the cash dividend
LIMITATION                    Subsidiaries from declaring cash                declaration and capital stock
                              dividends on Pathnet capital stock,             redemption restrictions to apply to
                              redeeming capital stock or subordinated         Pathnet Telecom rather than to
                              debt of Pathnet, or making investments          Pathnet. Imposes parallel restrictions
                              (other than Permitted Investments),             on Pathnet Telecom's ability to make
                              unless Pathnet could, after such                other Restricted Payments.
                              payment, incur additional Indebtedness
                              under the Permitted Indebtedness
                              covenant and the aggregate amount of
                              permitted Restricted Payments does not
                              exceed an amount determined as
                              described in the Restricted Payments
                              covenant.

SALE OF CAPITAL STOCK         Restricts the sale or issuance of               Expands the covenant to apply to
OF RESTRICTED                 Capital Stock of Restricted                     capital stock of Pathnet and
SUBSIDIARIES                  Subsidiaries of Pathnet to third                Restricted Subsidiaries of both
                              parties.                                        Pathnet Telecom and Pathnet.

TRANSACTIONS WITH             Restricts transactions by Pathnet and           Imposes the same restriction on
AFFILIATES                    its Restricted Subsidiaries with                Pathnet Telecom and its Restricted
                              Affiliates unless conducted on an               Subsidiaries and expands the
                              arms'-length basis.                             definition of Affiliates to include
                                                                              all Affiliates of Pathnet Telecom.
                                                                              As provided in the original
                                                                              indenture for transactions among
                                                                              Pathnet and its own Restricted
                                                                              Subsidiaries, the supplemental
                                                                              indenture provides that
                                                                              transactions among any of Pathnet
                                                                              Telecom, Pathnet and any
                                                                              Restricted Subsidiary are not
                                                                              restricted.

LIEN RESTRICTIONS             Neither Pathnet nor any Restricted              Expands the restriction to include
                              Subsidiary can permit any Lien to exist         Pathnet Telecom and its Restricted
                              other than Permitted Liens, unless the          Subsidiaries, and expands the
                              notes are equally and ratably secured.          definition of "Permitted Liens" to
                              Permitted Liens include liens for               include liens among Pathnet
                              Telecommunications Indebtedness and             Telecom, Pathnet and their
                              liens among Pathnet and any Restricted          respective Restricted Subsidiaries.
                              Subsidiary.

LIMITATIONS ON                Prohibits Restricted Subsidiaries of            Expands the restrictions to apply
GUARANTEES AND                Pathnet from issuing or guaranteeing            to Pathnet Telecom's Restricted
OTHER DEBT                    Debt Securities unless they                     Subsidiaries; exception for vendor
                              concurrently guarantee the notes;               financings and other borrowings
                              specific exception excludes from the            continues to apply.
                              definition of Debt Securities any
                              vendor equipment financing facilities
                              or similar financings and other
                              borrowings incurred in a manner not
                              customarily viewed as a securities
                              offering.

LIMITATION ON ASSET           Pathnet and its Restricted Subsidiaries         Retains unmodified Pathnet's
SALES                         may not engage in an Asset Sale unless          obligations in respect of Asset
                              the transaction is for fair market              Sales. Imposes corresponding
                              value and meets other requirements as           obligations on Pathnet Telecom and
                              to the nature of the consideration; if          its Restricted Subsidiaries.
                              the amount of proceeds exceeds a
                              specified threshold, Pathnet is
                              required to commence an offer to
                              purchase notes up to such amount within
                              15 business days of the closing of the
                              Asset Sale.

PROHIBITION AGAINST           Subject to exceptions, including, among         Expands the existing covenant to
DIVIDEND RESTRICTIONS         others, those for Secured Indebtedness          apply to Pathnet and to Restricted
                              and Telecommunications Indebtedness,            Subsidiaries of both Pathnet and
                              Pathnet cannot permit any Restricted            Pathnet Telecom.
                              Subsidiary to accept a restriction on
                              its ability to pay dividends or make
                              other payments to Pathnet or any
                              Restricted Subsidiary of Pathnet to the
                              extent necessary to permit Pathnet to
                              make payment on the notes.

SECURITY                      Pathnet acquired Government Securities          Pathnet acquired additional
                              and pledged them to the Trustee as              Government Securities and pledged
                              security for the benefit of the noteholders     them to the trustee as security for
                              with respect to the payment of the first        the benefit of the noteholders
                              four scheduled interest payments on             with respect to the October 16, 2000
                              the notes (through the April 15, 2000           interest payment on the notes.
                              interest payment date).



         SALES OF UNREGISTERED SECURITIES DURING THE FIRST QUARTER

     OVERVIEW. On March 30, 2000, we completed a transaction involving a single plan of contribution and reorganization in which, among other things:

     o existing stockholders of Pathnet exchanged their shares of Pathnet's common stock and Series A, B and C Convertible Preferred Stock solely in return for substantially similar shares of our common stock and our Series A, B and C Convertible Preferred Stock;

     o warrants to purchase shares of Pathnet common stock were exchanged for warrants to purchase similar shares of our common stock;

     o we adopted the employee stock option plans formerly held by Pathnet (and the option grants made under those plans);

     o    Pathnet became our wholly owned subsidiary;

     o three new investors - The Burlington Northern and Santa Fe Railway Company, CSX Transportation, Inc. and Colonial Pipeline Company - contributed to us rights of way, with a value of $187 million, to permit us to build our telecommunications network along their existing railroad and pipeline corridors, in return for shares of our Series D Convertible Preferred Stock; and

     o Colonial also contributed $38 million in cash to purchase shares of our Series E Convertible Preferred Stock and an additional $1 million for options to purchase additional shares of our stock.

          SHARES OF STOCK. In connection with the closing of the reorganization transaction, we issued the following shares of our capital stock (each issued on March 30, 2000):


                                              AMOUNT (IN THE
TITLE OF OUR SHARES                           AGGREGATE)        HOLDER(S)
-------------------                           ----------        ---------

Series A Convertible Preferred Stock          2,899,999         Former holders of Pathnet's Series A Convertible
                                                                Preferred Stock

Series B Convertible Preferred Stock          4,725,457         Former holders of Pathnet's Series B Convertible
                                                                Preferred Stock

Series C Convertible Preferred Stock          7,126,576         Former holders of Pathnet's Series C Convertible
                                                                Preferred Stock

Series D Convertible Preferred Stock          8,511,607         The Burlington Northern and Santa Fe Railway Company,
                                                                CSX Transportation, Inc. and Colonial Pipeline Company

Series E Convertible Preferred Stock          1,729,631         Colonial Pipeline Company

Common stock                                  2,977,593         Former holders of Pathnet's common stock


         OUR WARRANTS. On March 30, 2000, in connection with the reorganization, we issued warrants to purchase a total of 1,116,500 shares of our common stock at $0.01 per share to holders of, and in exchange for, similar warrants issued by Pathnet in 1998 to purchase shares of Pathnet's common stock. Our warrants are exercisable upon the earliest to occur of:

     o the time immediately prior to the occurrence of a Change of Control (as defined in the indenture);

     o the 180th day (or an earlier date determined by us) following the closing of an "Initial Public Equity Offering" (as defined in the Warrant Agreement);

     o upon the closing of an Initial Public Equity Offering but only for those warrants required to be exercised to permit their holders to sell Warrant Shares (as defined in the Warrant Agreement) pursuant to their respective registration rights;

     o the time when a class of our equity securities is listed on a national securities exchange, authorized for quotation on the Nasdaq National Market or its otherwise subject to registration under the Exchange Act; or

     o    April 30, 2001.

     We entered into a Supplemental Warrant Agreement, containing substantially identical terms as Pathnet's original Warrant Agreement, with modifications reflecting the substitution of us in place of Pathnet as the contracting party and related conforming changes. The terms governing our warrants are set forth in the Warrant Agreement, Supplemental Warrant Agreement, Warrant Agreement
Amendment and Waiver, Warrant Registration Rights Agreement, Warrant Registration Rights Agreement Waiver, Amended and Restated Warrant Registration Rights Agreement and the form of warrant certificate, all of which are attached as exhibits hereto.

         COLONIAL OPTIONS. On March 30, 2000, in connection with the reorganization, Colonial received two options pursuant to the terms of the Colonial Option Agreement, which is attached as an exhibit hereto, for which Colonial paid us $1 million:

o The first option may be exercised by Colonial and/or a number of Colonial's affiliated companies, and permits the purchase of up to 1,593,082 additional shares of our series E convertible preferred stock at an exercise price of $21.97 per share and, under certain circumstances, the contribution of additional rights of way in exchange for shares of our series D convertible preferred stock at $21.97 per share pursuant to a new contribution agreement between Colonial and us.

o The second option permits Colonial to purchase a number of shares of our common stock equal to 10% of the total number of shares of common stock that we actually sell in any initial public offering of our common stock. This second option must be exercised by Colonial at least ten days prior to the filing of our registration statement for an initial public offering of our common stock, but the shares will be issued only if and when we close on a firm commitment underwritten initial public offering. The price at which Colonial may purchase our shares under this option will be 90% of the price per share of the common stock offered by us to the public, as reflected in the final prospectus filed with respect to our initial public offering.

         EMPLOYEE STOCK OPTIONS. As of March 31, 2000, pursuant to the exercise of stock options, we issued 198,514 shares of common stock to certain former employees at exercise prices ranging from $1.13 to $5.20 per share. All of these stock options were granted under Pathnet's 1997 Stock Incentive Plan, which we assumed at the closing of the reorganization transaction.

         There were no underwriters involved in the sale of any of these securities. Our equity securities were issued in private placement transactions exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and where applicable, Rule 506 under Regulation D, and were issued without general solicitation or advertising.

         USE OF PROCEEDS

         We did not receive any proceeds from the issue of our guarantees.

         The aggregate amount of expenses incurred for our account in connection with the issuance and distribution of the guarantees is estimated at $9,504,517, consisting of the following:

           Securities and Exchange Commission registration fee...........          $         60,326
           Blue Sky fees and expenses....................................                     1,300
           Accounting fees and expenses..................................                    50,000
           Legal fees and expenses.......................................                 1,550,603
           Printing and engraving fees...................................                   345,000
           Solicitation Agent fees and expenses..........................                   768,163
           Information Agent fees and expenses...........................                 6,591,625
           Miscellaneous.................................................                    25,000
           Trustee/Depositary/Warrant Agent fees and expenses............                   112,500
                                                                                    ---------------
                Total....................................................          $      9,504,517
                                                                                    ===============


                  *Also attributable to the overall reorganization transaction.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 30, 2000, we solicited written consents from the holders of our Series D Convertible Preferred Stock and Series E Convertible Preferred Stock to (i) approve the election of Messrs A. R. "Pete" Carpenter, Thomas Hund and David Lemmon as the Series D/E Stockholder Directors (as defined in the Company's Stockholders Agreement dated as of March 30, 2000); and (ii) approve and ratify the election of Richard A. Jalkut, Chief Executive Officer, as a Director. Effective March 30, 2000, we received written consents approving such proposals from our Series D and E Preferred Stockholders representing 10,241,238 votes with no abstentions. The terms of office as directors of Messrs. Kevin Maroni, Peter Barris, Patrick Kerins and Stephen Reinstadtler continued after March 30, 2000.

         On March 30, 2000, we solicited written consents from the holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock to approve our issuance of (i) a promissory note to Pathnet due March 30, 2010 in the principal amount of $70 million in exchange for certain fiber assets under assignment and acceptance agreements; and (ii) a promissory note to Pathnet due March 30, 2010 in the principal amount of $50 million in exchange for cash. Effective March 30, 2000, we received unanimous written consent approving such proposals from our preferred stockholders representing 26,105,953 votes.

         On March 30, 2000, we solicited written consents from the holders of our Common Stock, Series A Convertible Preferred Stock, Series B Convertible
Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock to approve (i) the assumption Pathnet's of stock option plans and all stock options outstanding under those stock option plans; and (ii) the reservation of shares of our common stock for issuance under our stock option plans. Effective March 30, 2000, we received written consents approving such proposals from our stockholders representing 21,149,709 votes, with stockholders representing 6,821,154 votes abstaining.


ITEM 5.    OTHER INFORMATION

                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit Index

         (B)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PATHNET TELECOMMUNICATIONS, INC.,
                             a Delaware corporation
                                  (Registrant)



Date:    May 15, 2000                  By: /S/  RICHARD A. JALKUT
                                             ----------------------
                                              Richard A. Jalkut
                                               President and Chief Executive
                                                Officer



Date:    May 15, 2000                  By: /S/ JAMES M. CRAIG
                                           -------------------
                                             James M. Craig
                                               Executive Vice-President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer and
                                                 Controller)

                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

  EXHIBIT NO.       DESCRIPTION OF EXHIBIT

  3.1 (i)           Certificate of Incorporation of Pathnet  Telecommunications,
                    Inc.
  3.2 (i)           By-laws of Pathnet Telecommunications, Inc.
  4.1 (iii)         Stockholders Agreement, by and among the Pathnet Telecommunications, Inc. and certain stockholders of the Pathnet Telecommunications, Inc.
  4.2 (ii)          Indenture, dated as of April 8, 1998, between Pathnet, Inc. and The Bank of
                    New York, Inc. as Trustee
  4.3 (iii)         Supplemental Indenture, dated as of March 30, 2000, by and among Pathnet, Inc., Pathnet
                    Telecommunications, Inc. and the Bank of New York
  4.4 (ii)          Form of Note
  4.5 (ii)          Pledge Agreement, dated as of April 8, 1998, by and among Pathnet, Inc., The
                    Bank of New York as Trustee and as the Securities Intermediary
  4.6 (iii)         Amended and Restated Pledge Agreement dated as of March 30, 2000, by and among
                    Pathnet, Inc, and the Bank of New York
  4.7 (iii)         Form of Guarantee dated as of March 30, 2000 by Pathnet Telecommunications, Inc.
  4.8 (ii)          Warrant Agreement, dated as of April 8, 1998, between Pathnet, Inc. and
                    The Bank of New York, as Warrant Agent
  4.9 (ii)          Warrant Registration Rights Agreement, dated as of April 8, 1998, by and among Pathnet, Inc.,
                    Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset
                    Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Toronto Dominion Capital
                    (U.S.A.) Inc., Grotech Partners IV, L.P., Richard A. Jalkut, David Schaeffer and the Initial
                    Purchasers
  4.10 (iii)        Warrant Agreement Amendment and Waiver, dated as of March 30, 2000, between Pathnet, Inc. and the
                    Bank of New York
  4.11 (iii)        Warrant Registration Rights Agreement Waiver, dated as of March 30, 2000, by Pathnet, Inc. with the consent of Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership,
                    Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Grotech Partners IV,
                    L.P. and Richard A. Jalkut
  4.12 (iii)        Supplemental Warrant Agreement, dated as of March 30, 2000, between Pathnet Telecommunications,
                    Inc. and the Bank of New York
  4.13 (iii)        Form of Pathnet Telecommunications, Inc. Warrant Certificates issued March 30, 2000
  4.14 (iii)        Amended and Restated Warrant Registration Rights Agreement, dated as of March 30, 2000, among
                    Pathnet Telecommunications, Inc., Spectrum Equity Investors, L.P., New Enterprise Associates VI,
                    Limited Partnership, Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P.,
                    Toronto Dominion Capital (U.S.A.), Inc., Grotech Partners IV, L.P., and Richard A. Jalkut
  10.1 (i) +        Pathnet Telecommunications, Inc. 1995 Stock Option Plan, as amended ( adopted as of March 30, 2000 by Pathnet Telecommunications, Inc.)
  10.2 (i) +        Pathnet Telecommunications, Inc. 1997 Stock Incentive Plan, as amended by Amendment No. 1 to the
                    Pathnet, Inc. 1997 Plan dated March 24, 1998 (adopted as of March 30, 2000 by Pathnet
                    Telecommunications, Inc.)
  10.3 (iii) ++     Fiber Optic Access Agreement, dated as of March 30, 2000 by and between Pathnet
                    Telecommunications, Inc. and The Burlington Northern and Santa Fe Railway Company
  10.4              Intentionally omitted
  10.5 (iii)        Master Right-of-Way Lease Agreement, dated as of March 30, 2000 by and between Pathnet
                    Telecommunications, Inc. and Colonial Pipeline Company
  10.6 (iii) ++     Fiber Optic Access and Purchase Agreement, dated as of March 30, 2000 by and between Pathnet
                    Telecommunications, Inc. and Colonial Pipeline Company
  10.7 (iii)        Option Agreement, dated as of March 30, 2000 by and between Pathnet Telecommunications, Inc. and
                    Colonial Pipeline Company
  10.8 (iii) ++     Fiber Optic Access and License Agreement, dated as of March 30, 2000 by and between Pathnet
                    Telecommunications, Inc. and CSX Transportation, Inc.
  10.9 (iii) ++     Right of Way Operating Agreement, dated as of March 30, 2000, by and between Pathnet
                    Telecommunications, Inc. and CSX Transportation, Inc.
  10.10 (iii)       Assignment and Acceptance Agreement, dated as of March 30, 2000, by and between Pathnet, Inc. and
                    Pathnet Telecommunications, Inc..
  10.11 (iii)       Assignment and Acceptance Agreement, dated as of March 30, 2000, by and between Pathnet, Inc. and
                    Pathnet Fiber Optics, LLC
  10.12 (iii)       License of Marks, dated as of March 30, 2000, by and between Pathnet Telecommunications, Inc. and
                    Pathnet, Inc.
  10.13 (iii)       $70 million Promissory Note by Pathnet Telecommunications, Inc. in favor of Pathnet, Inc.
  10.14 (iii)       $50 million Promissory Note by Pathnet Telecommunications, Inc. in favor of Pathnet, Inc. dated as of March 30, 2000.
  27.1              Financial Data Schedule for the three months ended March 31, 2000.
  99.1              Press release dated May 9, 2000 announcing the Company's results for the first quarter of 2000.

     (i) Filed as exhibit to Pathnet Telecommunications, Inc.'s Registration Statement on Form S-1 (Registration No. 333-91469), filed with the SEC on November 22, 1999, as amended by Amendment No. 1 to such Registration Statement filed with the SEC on December 16, 1999, and as further amended by Amendment No. 2 to such Registration Statement filed with the SEC on February 22, 2000, and as further amended by Amendment No. 3 to such Registration Statement filed with the SEC on March 10, 2000 and as further amended by Amendment No.4 dated March 13, 2000, and incorporated herein by reference.

     (ii) Incorporated by reference to the corresponding exhibit to Pathnet, Inc.'s Registration Statement on Form S-1 (Registration No. 333-52247) filed by Pathnet, Inc. with the SEC on May 8, 1998, as amended by Amendment No. 1 to such Registration Statement filed with the SEC on July 16, 1998, and as further amended by Amendment No. 2 to such Registration Statement filed with the SEC on July 27, 1998, and as further amended by Amendment No. 3 to such Registration Statement filed with the SEC on August 10, 1998.

(iii)     Filed herewith.

 +        Constitutes management contract or compensatory arrangement.

 ++ Certain portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the SEC.