Form 10-Q
period 2000-06-30
PATHNET TELECOMMUNICATIONS INC
filed 2000-08-14
CIK 1099231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------   -----------------


                          Commission File No. 333-91469

                        Pathnet Telecommunications, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                               52-2201331
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     11720 Sunrise Valley Drive
         Reston, VA                                               20191
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

                                Yes [ X ] No [ ]

As of August 10, 2000, there were 3,533,769 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      INDEX

                                                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                 December 31, 1999                                                                             3

               Unaudited Consolidated Statements of Operations for the three and six
                 months June 30, 2000 and 1999                                                                 4

               Unaudited Consolidated Statements of Comprehensive Loss for the three
                 and six months ended June 30, 2000 and 1999                                                   5

               Unaudited Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2000 and 1999                                                                  6

               Notes to Unaudited Consolidated Financial Statements                                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                  20
Item 2.    Changes in Securities and Use of Proceeds                                                          20
Item 3.    Defaults Upon Senior Securities                                                                    21
Item 4.    Submission of Matters to a Vote of Security Holders                                                21
Item 5.    Other Information                                                                                  21
Item 6.    Exhibits and Reports on Form 8-K                                                                   21
Signatures                                                                                                    22
Exhibits Index                                                                                                23

PART I.     FINANCIAL INFORMATION
Item 1.    Financial Statements

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   2000           1999
                                                                             -------------   -------------
                                                                              (UNAUDITED)
                                   ASSETS
Cash and cash equivalents                                                    $  80,285,059   $  90,661,837
Accounts receivable, net of allowance for doubtful accounts
 of $42,000 and $0, respectively                                                 8,243,779         254,894
Interest receivable                                                                434,483       1,048,417
Marketable securities available for sale                                         6,216,139      42,651,836
Prepaid expenses and other current assets                                        1,086,627       1,182,570
                                                                             -------------   -------------
     Total current assets                                                       96,266,087     135,799,554
Property and equipment, net                                                    208,810,839     131,928,365
Intangible assets - rights of way                                              185,982,756               -
Deferred financing costs, net                                                   15,670,986       9,649,680
Restricted cash                                                                 18,352,230      16,921,559
Marketable securities available for sale                                                 -       5,088,458
Pledged marketable securities held to maturity                                  20,872,635      20,796,563
Other assets                                                                     1,773,230         351,808
                                                                             -------------   -------------
    Total assets                                                             $ 547,728,763   $ 320,535,987
                                                                             =============   =============
             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                     AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                             $  47,934,665   $  18,543,195
Accrued interest                                                                 8,932,295       8,932,293
Deferred revenue                                                                 1,292,250               -
Accrued expenses and other current liabilities                                   4,262,883       3,113,181
                                                                             -------------   -------------
   Total current liabilities                                                    62,422,093      30,588,669
12 1/4% Senior Notes, net of unamortized bond discount of $3,173,625
 and $3,378,375 respectively                                                   346,826,375     346,621,625
Deferred revenue                                                                 6,434,785               -
Other noncurrent liabilities                                                     4,522,172       3,092,779
                                                                             -------------   -------------
   Total liabilities                                                           420,205,425     380,303,073
                                                                             -------------   -------------
Commitments and contingences Mandatorily redeemable preferred stock:
   Series A convertible preferred stock, $0.01 par value, 0 and 1,000,000 shares authorized,  issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively (liquidation preference $1,000,000)                                    -       1,000,000
   Series B convertible preferred stock, $0.01 par value, 0 and 1,651,046 shares authorized,  issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively (liquidation preference $5,033,367)                                    -       5,008,367
   Series C convertible preferred stock, $0.01 par value, 0 and 2,819,549 shares authorized,  issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively (liquidation preference $30,000,052)                                   -      29,961,272
   Series E convertible preferred stock, $0.01 par value, 4,506,145 and 0 shares authorized,  1,729,631 and 0 issued and  outstanding  and June 30, 2000 and
     December  31,  1999,  respectively   (liquidation  preference  $38,000,000)
                                                                                37,892,182               -
                                                                             -------------   -------------
   Total mandatorily redeemable preferred stock                                 37,892,182      35,969,639
                                                                             -------------   -------------
Stockholders' equity (deficit):
   Series A convertible preferred stock, $0.01 par value, 2,899,999 and 0 shares authorized,  issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                   29,000               -
   Series B convertible preferred stock, $0.01 par value, 4,788,030 and 0 shares authorized,  issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                   47,880               -
   Series C convertible preferred stock, $0.01 par value, 8,176,686 and 0 shares authorized,  issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                   81,767               -
   Series D convertible preferred stock, $0.01 par value, 9,250,000 and 0 shares authorized,  8,511,607 and 0 shares issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                            85,116               -
   Undesignated preferred stock, par value $0.01 per share, 10,000,000 and 0 shares
     authorized, 0 shares issued and outstanding                                         -               -
   Common stock, $0.01 par value, 60,000,000 shares authorized, 3,533,769 and
     3,068,218 shares issued and outstanding at June 30, 2000 and December 31,
     1999, respectively                                                             35,338          30,682
   Deferred compensation                                                        (8,210,274)       (441,760)
   Additional paid-in capital                                                  240,645,183       6,264,362
   Accumulated other comprehensive loss                                            (38,963)        (90,240)
   Accumulated deficit                                                        (143,043,891)   (101,499,769)
                                                                             -------------   -------------
    Total stockholders' equity (deficit)                                        89,631,156     (95,736,725)
                                                                             -------------   -------------
    Total liabilities, mandatorily redeemable preferred stock and
        stockholders' equity (deficit)                                       $ 547,728,763   $ 320,535,987
                                                                             =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                   --------------------------      --------------------------
                                                                        2000         1999              2000          1999
                                                                   ------------  ------------      ------------  ------------
    Telecommunications                                             $  1,123,681  $    574,115      $  2,045,530  $  1,150,619
    Construction                                                     11,499,944       290,700        12,504,649       540,300
                                                                   ------------  ------------      ------------  ------------
       Total Revenue                                                 12,623,625       864,815        14,550,179     1,690,919
                                                                   ------------  ------------      ------------  ------------
Operating expenses:
    Cost of revenue (exclusive of depreciation shown separately below):
       Telecommunications                                             2,996,612     1,825,079         4,739,698     3,560,334
       Construction                                                  11,418,599       844,176        12,418,196     1,760,121
    Selling, general and administrative                               9,154,922     3,507,704        16,924,726     6,303,071
    Reorganization expenses                                             341,761             -         1,750,229             -
    Depreciation expense                                              2,792,252     1,033,300         5,350,236     1,570,932
                                                                   ------------  ------------      ------------  ------------
       Total operating expenses                                      26,704,146     7,210,259        41,183,085    13,194,458
                                                                   ------------  ------------      ------------  ------------
Net operating loss                                                  (14,080,520)   (6,345,444)      (26,632,906)  (11,503,539)
Interest expense                                                     (9,291,580)  (10,060,626)      (19,033,373)  (20,330,837)
Interest income                                                       2,202,681     3,378,137         4,437,738     7,192,745
Other income (expense), net                                            (143,216)       71,631          (315,581)      159,727
                                                                   ------------  ------------      ------------  ------------
Net loss                                                            (21,312,635)  (12,956,302)      (41,544,122)  (24,481,904)
                                                                   ------------  ------------      ------------  ------------
Preferred stock accretion                                               (20,216)            -           (20,216)            -
                                                                   ------------  ------------      ------------  ------------
    Net loss applicable to common stockholders                     $(21,332,851) $(12,956,302)     $(41,564,338) $(24,481,904)
                                                                   ============  ============      ============  ============
Basic and diluted loss per common share:
    Net loss                                                       $      (6.49) $      (4.46)     $     (13.08) $      (8.43)
    Preferred stock accretion                                             (0.01)            -             (0.01)            -
                                                                   ------------  ------------      ------------  ------------
    Net loss applicable to common stockholders                     $      (6.50) $      (4.46)     $     (13.09) $      (8.43)
                                                                   ============  ============      ============  ============
Weighted average number of common shares outstanding                  3,282,575     2,902,358         3,175,397     2,904,166
                                                                   ============  ============      ============  ============








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)




                                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                   --------------------------      --------------------------
Net loss                                                           $(21,312,635) $(12,956,302)     $(41,544,122) $(24,481,904)

Other comprehensive income (loss):
    Net unrealized gain (loss) on marketable
      securities available for sale                                     (24,094)     (195,544)           51,277      (329,435)
                                                                   ------------  ------------      ------------  ------------
Comprehensive loss                                                 $(21,336,728) $(13,151,846)     $(41,492,845) $(24,811,339)
                                                                   ============  ============      ============  ============









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                               ----------------------------
                                                                                                    2000          1999
                                                                                               -------------  -------------
Cash flows from operating activities:
    Net loss                                                                                   $ (41,544,122) $ (24,481,904)
    Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation expense                                                                        5,350,236      1,570,939
       Amortization of deferred financing costs                                                      570,319        568,403
       Provision for write down of spare parts                                                       240,000              -
       Bad debt expense                                                                               42,000              -
       Loss on sale of equipment                                                                      79,241              -
       Interest expense resulting from amortization of discount on the
         bonds payable                                                                               204,750        204,750
       Amortization of premium on pledged securities                                                 (21,801)       315,738
       Amortization of deferred compensation                                                       2,835,261        268,152
    Changes in assets and liabilities:
       Accounts receivable                                                                        (8,030,885)             -
       Interest receivable                                                                           613,934      2,321,805
       Prepaid expenses and other current assets                                                      95,943       (831,114)
       Accounts payable                                                                            3,738,996       (549,190)
       Deferred revenue                                                                            7,727,035              -
       Accrued expenses and other liabilities                                                       (455,091)       348,887
       Other and intangible assets                                                                  (129,172)             -
                                                                                               -------------  -------------
         Net cash used in operating activities                                                   (28,683,356)   (20,263,534)
                                                                                               -------------  -------------
Cash flows from investing activities:
    Expenditures for network in progress                                                         (50,167,134)   (27,294,121)
    Expenditures for property and equipment                                                       (4,016,795)      (355,655)
    Proceeds on sale of equipment                                                                     43,639              -
    Sale and maturity of marketable securites available for sale                                 100,130,493     98,718,634
    Purchase of marketable securities available for sale                                         (58,555,060)             -
    Purchase of pledged marketable securities held to maturity                                   (20,779,272)            -
    Sale and maturity of pledged marketable securities held to maturity                           20,725,001     19,733,615
    Restricted cash                                                                               (1,430,671)     2,841,283
    Repayment of note receivable                                                                          -       3,206,841
                                                                                               -------------  -------------
         Net cash provided by (used in) investing activities                                     (14,049,799)    96,850,597
                                                                                               -------------  -------------
Cash flows from financing activities:
    Issuance of series E convertible preferred stock                                              38,000,000              -
    Proceeds from option to purchase series E convertible preferred stock                          1,000,000              -
    Exercise of employee common stock options                                                        428,128          5,088
    Payment of deferred financing costs                                                           (7,071,751)       (40,735)
                                                                                               -------------  -------------
         Net cash provided by (used in) financing activities                                     32,356,377         (35,647)
                                                                                               -------------  -------------
Net (decrease) increase in cash and cash equivalents                                             (10,376,778)    76,551,416
Cash and cash equivalents at the beginning of period                                             90,661,837      57,321,887
                                                                                               -------------  -------------
Cash and cash equivalents at the end of period                                                 $  80,285,059  $ 133,873,303
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

         Pathnet Telecommunications, Inc. (Pathnet Telecommunications) was formed on November 1, 1999, by the former shareholders of Pathnet in order to facilitate the reorganization transaction, which became effective on March 30, 2000 (see Note 14), and to continue the activity of Pathnet. Upon finalization of the reorganization transaction, Pathnet became a wholly-owned subsidiary of Pathnet Telecommunications. Hereafter, Pathnet Telecommunications, Pathnet Operating Inc. and Pathnet together with their subsidiaries are referred to as the Company.

         The Company's telecommunications network will enable its customers including existing local telephone companies, long distance companies, internet service providers, competitive telecommunications companies, cellular operators and other telecommunications providers to offer additional services to new and existing customers in the markets the Company serves without having to expend their own resources to build, expand or upgrade their own networks.

         As of June 30, 2000, the Company's network consisted of over 6,300 wireless route miles providing wholesale transport services to 57 cities and 1,100 miles of installed fiber. The Company is constructing an additional 900 route miles of network under construction, which is scheduled for completion by the end of the year. During 2000, the Company intends to deploy additional products and services including bundled wholesale transport and local access services.

         The Company's business is funded primarily through preferred and common stock investments by the Company's stockholders and by proceeds from Pathnet's $350.0 million aggregate principal amount of units consisting of 12 1/4% Senior Notes due 2008 (Senior Notes), which have been registered under the Securities Act of 1933, as amended (Securities Act), and warrants to purchase Common Stock issued by Pathnet on April 8, 1998 (Debt Offering).

2.       BASIS OF PRESENTATION

         Pathnet was formed to build a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. Pathnet Telecommunications was formed to continue the activity of Pathnet with strategic investments from Colonial Pipeline Company, Burlington Northern and
Santa Fe Corporation and CSX Corporation received in connection with the reorganization transaction. Since inception, Pathnet and Pathnet Telecommunications' activities have consisted principally of constructing and deploying digital networks utilizing both wireless and fiber-optic technologies. Pathnet and Pathnet Telecommunications are considered companies under common control. Consequently, for purposes of the accompanying consolidated financial statements, Pathnet has been treated as a "predecessor" entity. Therefore, the consolidated financial statements as of December 31, 1999 and for the three and six months ended June 30, 1999 represent the historical financial information of Pathnet, the predecessor entity. The accompanying consolidated financial statements incorporate the combined business activities of Pathnet and Pathnet Telecommunications.

         The Company recently commenced providing telecommunications services to customers and recognizing the revenue from the sale of such telecommunication services. The Company's principal activities to date have been securing contractual alliances with its co-development partners, designing and constructing network path segments, obtaining capital and planning its proposed service.

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto for Pathnet, Inc. included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on March 14, 2000. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

3.       CONSOLIDATION

         These consolidated financial statements include the accounts of Pathnet Telecommunications and its wholly owned subsidiaries, Pathnet, Pathnet Operating, Inc. and Pathnet/Idaho Power License, LLC (a wholly owned subsidiary of Pathnet). All material intercompany accounts and transactions have been eliminated in consolidation.

4.       RECENT ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission released staff accounting bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which clarifies the Securities and Exchange Commission's view on revenue recognition. The Company believes its existing revenue recognition policies and procedures are generally in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on the Company's financial condition, results of operations or cash flows.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN 44). The Interpretation is intended to clarify certain problems that have arisen since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the Interpretation is July 1, 2000. The provisions of the Interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 or after January 12, 2000. The Company believes the adoption of FIN 44 will not have a material effect on the current or historical consolidated financial statements, but may impact its future accounting regarding stock option transactions.

5.       RECLASSIFICATION

         Certain amounts in the financial statements and notes thereto have been reclassified to conform to the June 30, 2000 classifications.

6.       NON CASH STOCK COMPENSATION

         During the three and six months ended June 30, 2000 and 1999, the Company incurred non cash stock compensation of:

                                                FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                               ---------------------------------      --------------------------------
                                                     2000             1999                   2000             1999
                                               ---------------- ---------------       -----------------   ------------
Telecommunications                             $         72,670 $            --       $         111,969 $           --
                                               ================ ===============       ================= ==============
Construction                                   $             -- $        20,583       $              -- $       41,165
                                               ================ ===============       ================= ==============
Selling, general and administrative            $      1,331,222 $       113,493       $       2,723,293 $      226,987
                                               ================ ===============       ================= ==============

7.       LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is computed by dividing net loss by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 3,073,148 employee common stock options, the exercise of warrants to purchase 1,116,500 shares of common stock, and the conversion of 26,105,953 shares of Series A, B, C, D and E convertible preferred stock into shares of common stock as of June 30, 2000, which could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

8.       SEGMENT REPORTING

         The Company identifies its segments based on management responsibility. The Company measures segment loss as net operating loss. The service revenue from the telecommunications division includes all revenues generated from the sale of telecommunications products, including high capacity, digital transport and competitive local access services. The construction division includes the operating activity and the assets relating to the network build out. The revenues for the construction division primarily relate to the management of construction projects and the sale of dark fiber through indefeasible rights of use agreements ("IRUs"). Other includes certain of the Company's general and administrative functions and operating expenses. All of the Company's revenue are attributable to customers in the United States, and all of its assets are located in the United States.

         The  following  tables  reflect  the  financial   information  for  the
reportable segments:


                                                             THREE MONTHS ENDED JUNE 30, 2000
                                         TELECOMMUNICATIONS       CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                               $            1,123,681   $      11,499,944   $           --   $    12,623,625
Operating expenses                                 2,996,612          11,418,599       12,288,935        26,704,146
                                      ----------------------  ------------------  ---------------   ---------------
Operating loss                        $           (1,872,931) $           81,345  $   (12,288,935)  $   (14,080,520)
                                      ======================  ==================  ===============   ===============

                                                              THREE MONTHS ENDED JUNE 30, 1999
                                          TELECOMMUNICATIONS      CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                               $              574,115   $         290,700   $           --    $      864,815
Operating expenses                                 1,825,079             844,176        4,541,004         7,210,259
                                      ----------------------   -----------------   --------------    --------------
Operating loss                        $           (1,250,964) $         (553,476)  $   (4,541,004)   $   (6,345,444)
                                      ======================  ==================   ==============    ==============

                                                              SIX MONTHS ENDED JUNE 30, 2000
                                         TELECOMMUNICATIONS       CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                               $            2,045,530   $      12,504,649   $           --    $   14,550,179
Operating expenses                                 4,739,698          12,418,196       24,025,191        41,183,085
                                      ----------------------   -----------------   --------------    --------------
Operating loss                        $           (2,694,168)  $          86,453   $  (24,025,191)   $  (26,632,906)
                                      ======================   =================   ==============    ==============



                                                               SIX MONTHS ENDED JUNE 30, 1999
                                        TELECOMMUNICATIONS        CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                               $            1,150,619   $         540,300   $           --   $     1,690,919
Operating expenses                                 3,560,334           1,760,121        7,874,003        13,194,458
                                      ----------------------   -----------------   --------------   ---------------
Operating loss                        $           (2,409,715)  $      (1,219,821)  $   (7,874,003)  $   (11,503,539)
                                      =======================  =================   ==============   ===============

         The majority of revenues for the three and six months ended June 30, 2000, are comprised of construction services, approximately 91.0% and 85.9%, respectively, arising mainly from its co-development agreements with Tri-State Generation and Transmission Association, Inc. (Tri-State). The remainder of the Company's revenues for the three and six months ended June 30, 2000, approximately 9.0% and 14.1%, respectively, has been derived from the sale of bandwidth along the Company's digital network, including approximately $989,000 from one customer. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

9.       AVAILABLE FOR SALE MARKETABLE SECURITIES

         The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. Marketable securities include restricted marketable securities of approximately $1.1 million at June 30, 2000. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

         The following is a summary of the investments in marketable securities at June 30, 2000:

                                                                         GROSS UNREALIZED
                                                                         ----------------
                                                                  COST         GAINS       LOSSES    MARKET VALUE
                                                                  ----         -----       ------    ------------
  Available for sale securities:
    U.S. Treasury securities and debt securities
      of U.S. Government agencies                         $   1,155,779 $        --  $     13,323    $   1,142,456
    Corporate debt securities                                 5,099,323       1,402        27,042        5,073,683
                                                          ------------- -----------  ------------    -------------
                                                          $   6,255,102 $     1,402  $     40,365    $   6,216,139
                                                          ============= ===========  ============    =============

         Net proceeds from the sales and maturity of available for sale securities were approximately $100.1 million during the six months ended June 30, 2000.

         The amortized  cost and market value of available  for sale  marketable
securities  by   contractual   maturity,   regardless  of  their  balance  sheet
classification, at June 30, 2000 is as follows:

                                                                  COST             MARKET VALUE

         Due in one year or less                             $     6,255,102      $   6,216,139
         Due after one year through two years                             --                 --
                                                             ---------------      -------------
                                                             $     6,255,102      $   6,216,139
                                                             ===============      =============

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

10.      PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at June 30, 2000 and December 31, 1999:

                                                        JUNE 30,              DECEMBER 31,
                                                         2000                    1999
                                                    -------------            -------------

         Network in progress                      $   132,619,441            $  63,123,322
         Communications network                        79,990,290               71,604,029
         Office and computer equipment                  6,514,742                2,262,934
         Furniture and fixtures                         1,377,975                1,555,771
         Leasehold improvements                           474,681                  337,181
                                                    -------------            -------------
                                                      220,977,129              138,883,237
         Less: accumulated depreciation               (12,166,290)              (6,954,872)
                                                    -------------            -------------
         Property and equipment, net              $   208,810,839            $ 131,928,365
                                                    =============            =============

         Network in progress includes (i) all direct material and labor costs together with related allocable interest costs, necessary to construct components of a high capacity digital wireless and fiber optic network, and (ii) network related inventory parts and equipment. The network in progress balance as June 30, 2000 includes approximately $82.1 million for costs incurred to construct digital fiber optic networks and $2.8 million for a right of use under an agreement with Northern Border Pipeline Company for microwave access. When a portion of the network has been completed and made available for its intended use by the Company, the accumulated costs are transferred from network in progress to communications network and depreciated.

11.      DEFERRED FINANCING COSTS

         The Company has incurred costs related to the Debt Offering and the amendment to the Senior Notes in connection with the reorganization transaction. Such costs are amortized over the term of the debt or financing arrangement.

12.      RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its development agreements. The funds in each escrow account are available only to fund the projects to which the escrow is related. Generally, funds are released from escrow to pay project costs as incurred. During the six months ended June 30, 2000, the Company deposited approximately $10.9 million in escrow and invested approximately $1.1 million in restricted marketable securities and approximately $7.7 million was released from escrow.

13.      COMMITMENTS AND CONTINGENCIES

         As of June 30, 2000, the Company had capital commitments of up to approximately $50.3 million relating to telecommunication and transmission equipment and its agreement with its co-development partners.

        On April 19, 2000, the Company was sued by several plaintiffs purporting to represent a class of landowners damaged by the Company in connection with the development of the Company's fiber optic network. Specifically, the complaint alleges the Company installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal rights from the landowners. Based on the information currently available, in the vast majority of the jurisdictions in which plaintiff alleges violations, the Company is unaware of any facts that would support plaintiff's claims. In the jurisdictions in which there is uncertainty as to the factual basis for plaintiff's claims, the Company believes it has valid defenses to plaintiff's claims. The Company also believes that it would be indemnified against plaintiff's claims by the co-development partner on that project. Accordingly, based upon the Company's current understanding of the factual basis for plaintiff's claims and the likelihood of success, it does not believe that plaintiff's claims will have a material adverse effect on the operations, cash flows or financial position of the Company and believes that the likelihood of a material loss is remote.

        On May 17, 2000, MagTen Partners, L.P. ("Magten"), one of the Company's bondholders, filed suit against the Company and the investors involved in the Company's reorganization (see note 14). On July 14, 2000, the Company served the plaintiffs with its response. Magten's claims stem from their contention that the Company was not permitted to consummate the reorganization without unanimous consent of the holders of the Senior Notes, and that the Company's failure to obtain Magten's consent triggered a provision in the Indenture governing the Senior Notes (the "Indenture"), requiring the Company to repurchase the Senior Notes at 101% of their face value. The Company does not agree with MagTen's interpretation of the Indenture and intends to defend the claim vigorously. Accordingly, based upon the Company's current understanding of the factual basis for plaintiff's claims and the likelihood of success, it does not believe that plaintiff's claims will have a material adverse effect on the operations, cash flows or financial position of the Company and believes that the likelihood of a material loss is remote.

14.      REORGANIZATION

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

         In return for the rights of way, the Company issued 8,511,607 shares of the Company's Series D convertible preferred stock. In addition to providing a portion of the rights of way access, Colonial Pipeline paid $43.0 million in cash to the Company, comprised of $38.0 million at the initial closing for 1,729,631 shares of the Company's Series E redeemable preferred stock, $1.0 million for the issuance of an option to purchase 1,593,082 shares of the Company's Series E redeemable preferred stock for $21.97 per share in connection with an initial public offering and $4.0 million for rights in 2,200 conduit miles of our future network. Colonial Pipeline paid an additional $25.0 million for 1,137,915 shares of the Company's Series E redeemable preferred stock upon the completion of a fiber-optic network segment that the Company completed during the third quarter of 2000. The option to purchase 1,593,082 shares of the Company's Series E preferred stock expired in July 2000. The new investors collectively received an approximate one-third equity stake in the Company, as well as representation on the Company's Board of Directors.

         Upon the closing of the transaction, all of the Pathnet's common stock was exchanged for common stock of Pathnet Telecommunications resulting in Pathnet becoming a wholly-owned subsidiary of Pathnet Telecommunications and all of the Pathnet's 5,470,595 shares of mandatorily redeemable preferred stock being converted into 15,864,715 of Pathnet Telecommunications convertible preferred stock.

         The Company obtained consents to the waiver and the amendment of certain provisions of the indenture from the holders of a majority of Pathnet's Senior Notes. In return for such consents, (i) Pathnet made consent fee payments to consenting noteholders of approximately $6.6 million in the aggregate and purchased and pledged to the trustee under the indenture for the benefit of the noteholders, additional U.S. Treasury Securities as security covering the October 16, 2000 interest payment on the Senior Notes and (ii) Pathnet

Telecommunications issued its senior guarantees of the Senior Notes. The $6.6 million consent payment to the bondholders increased deferred financing costs and is being amortized over the remaining term of the Senior Notes. In addition, for the six months ended June 30, 2000, the Company had expensed approximately $1.8 million of fees for printing, legal, solicitation and other transaction fees.

15.      NONMONETARY TRANSACTIONS

         In March 2000, the Company entered into an agreement with a third party to swap 24 fibers along a 395 mile segment between Des Moines, Iowa and Chicago, Illinois, in return for six fibers along a 1,302 mile segment from Charlotte, North Carolina, through Savannah, Georgia, Jacksonville, Miami, and Orlando, Florida. The Company anticipates completing the swap in the first quarter of 2001. This transaction will be treated as an exchange of similar productive assets.

16.      SUBSEQUENT EVENTS

         On August 10, 2000, the Company announced the signing of a multi-million dollar credit facility with Nortel Networks. The credit facility consists of $210.0 million over six years to be used for the purchase of goods and services from Nortel Networks. The Company intends to use the credit facility to fund its continued fiber optic network build-out.

         On August 10, 2000, the Company received an additional $25,.0 million from Colonial Pipeline Company, in return for 1,137,915 shares of the Company's Series E redeemable preferred stock. This was part of the March strategic investment transaction, which was due upon the completion of a fiber optic segment that the Company completed during the third quarter, 2000.

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

     In March 2000, we entered into an agreement with a third party to swap 24 fibers along a 395 mile segment between Des Moines, Iowa and Chicago, Illinois, in return for six fibers along a 1,302 mile segment from Charlotte, North Carolina, through Savannah, Georgia, Jacksonville, Miami, and Orlando, Florida. We anticipate completing the transation in the first quarter of 2001.

     As of June 30, 2000, our network consisted of over 6,300 wireless route miles, providing wholesale transport services to 57 cities, and 1,100 miles of installed fiber. We are constructing an additional 900 route miles of network under construction, which is scheduled for completion by the end of this year. During 2000, we intend to deploy additional products and services including bundled wholesale transport and local access services.

     In June, we announced the first implementation of our VPOP (Virtual Point of Presence) Plus Service, which is a packet-based local access service that combines high-capacity transport with dial, PRI, digital subscriber line (DSL), Voice over Internet Protocol (VoIP) and dedicated private line technologies. The product allows ISPs to increase their service footprint while reducing their cost in reaching underserved markets.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     During the six months ended June 30, 2000, we completed our reorganization, which included our acquisition of rights of way and cash from our investors. We also continued to focus on:

     o    expanding the number of cities and collocations in our network,

     o    building out our fiber network,

     o obtaining the regulatory approval and entering into interconnection agreements in each of our target markets to enable us to obtain unbundled network elements and central office space from existing local telephone companies,

     o    expanding our product line, and

     o developing our infrastructure including the hiring of key management personnel.

     REVENUE. For the three months ended June 30, 2000 and 1999, we generated revenue of approximately $12.6 million and $865,000, respectively, comprised of revenue from telecommunications services of approximately $1.1 million and $574,000, respectively, together with revenue from construction services of approximately $11.5 million and $291,000, respectively. For the six months ended June 30, 2000 and 1999, we generated revenue of approximately $14.6 million and $1.7 million, respectively, comprised of revenue from telecommunications services of approximately $2.0 million and $1.2 million, respectively, together with revenue from construction services of approximately $12.5 million and $540,000, respectively. The increase in telecommunications services revenue is a result of our ability to provide services to more cities as our network is completed. The increase in revenue from construction services arises mainly from our co-development agreement with Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into during the third quarter of 1999. We expect that a substantial portion of our future revenue will be generated from our sale of local access services, backbone infrastructure services and construction services.

     COST OF REVENUE. Expenses for telecommunications services primarily consist of the cost of operating the Company's network, local exchange carrier access charges and the cost of leased capacity. For the three months ended June 30, 2000 and 1999, we incurred telecommunications services costs of approximately $3.0 million and $1.8 million, respectively. For the six months ended June 30, 2000 and 1999, we incurred telecommunications services costs of approximately $4.7 million and $3.6 million, respectively. The increase is related to operating expenses as we put more of our network into service.

     Expenses for construction services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. For the three months ended June 30, 2000 and 1999, the Company incurred construction services costs of approximately $11.4 million and $0.8 million, respectively. For the six months ended June 30, 2000 and 1999, the Company incurred construction services costs of approximately $12.4 million and $1.8 million, respectively. The increase arises from the co-development of our route with Tri-State.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. For the three months ended June 30, 2000 and 1999, SG&A expenses were $9.2 million and $3.5 million, respectively. For the six months ended June 30, 2000 and 1999, SG&A expenses were $16.9 million and $6.3 million, respectively. The increase is attributable to additional staff costs incurred as we continued to develop our infrastructure, along with administrative costs related to obtaining regulatory status and deferred expense for compensatory stock options. We expect selling, general and administrative expenses to continue to increase in the remainder of 2000 as we continue to develop or infrastructure and increase our staff level.

     REORGANIZATION EXPENSES. Reorganization expenses are those expenses associated with the strategic investment transaction we completed in March 2000. Expenses for the transaction were $0.3 million and $1.8 million for the three and six months ended June 30, 2000, respectively. There were no comparable transaction costs for the similar periods in 1999.

     DEPRECIATION EXPENSES. For the three months ended June 30, 2000 and 1999, depreciation expenses were $2.8 million and $1.0 million, respectively. For the six months ended June 30, 2000 and 1999, Depreciation expenses were $5.4 million and $1.6 million, respectively. The increase is associated with more of our network coming on line.

     INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 and 1999 was approximately $9.3 million and $10.0 million, respectively. Interest expense for the six months ended June 30, 2000 and 1999 was approximately $19.0 million and $20.3 million, respectively. Interest expense primarily represents interest on Pathnet's 12 1/4% Senior Notes due 2008 issued in April 1998 together with the amortization expense related to bond issuance costs in respect to those notes and the amortization expense related to deferred financing costs.

     INTEREST INCOME. Interest income for the three months ended June 30, 2000 and 1999 was approximately $2.2 million and $3.4 million, respectively. Interest income for the six months ended June 30, 2000 and 1999 was approximately $4.4 million and $7.2 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on the senior notes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had approximately $86.5 million of cash, cash equivalents and marketable securities to fund future operations. In addition, we had $18.3 million in restricted cash for use in building our network, as well as $20.9 million in escrow for the bond interest payment due in October, 2000. We received an additional $25.0 million equity investment from Colonial Pipeline Company during the third calendar quarter of 2000.

     In addition, we expect to finance the cost of some of our equipment through vendor financing arrangements. We negotiated a credit facility with Nortel Networks, which will, subject to certain conditions, provide us with financing for optronic equipment that we purchase.

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

     Although all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. As of June 30, 2000, the fair value of our debt was approximately $196.0 million.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On April 19, 2000, Pathnet, Inc. was sued by several plaintiffs purporting to represent a class of landowners damaged by Pathnet in connection with the development of Pathnet's fiber optic network. Specifically, the complaint alleges that Pathnet installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal rights from the landowners.

         On May 17, 2000, MagTen Partners, L.P. ("Magten"), one of our bondholders, filed suit against the Company and the investors involved in the Company's reorganization transaction (the "Reorganization"). The Reorganization, completed on March 30, 2000, was among the Company, Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Corporation. On July 14, 2000, the Company served the plaintiffs with its response. Magten's claims stem from their contention that the Company was not permitted to consummate the Reorganization without unanimous consent of the holders of the Senior Notes, and that the Company's failure to obtain Magten's consent triggered a provision in the Indenture governing the Senior Notes (the "Indenture"), requiring the Company to repurchase the Senior Notes at 101% of their face value. The Company does not agree with MagTen's interpretation of the Indenture and intends to defend the claim vigorously.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         EMPLOYEE STOCK OPTIONS.

         As of June 30, 2000, pursuant to the exercise of stock options, we issued 198,514 shares of common stock to certain former employees at exercise prices ranging from $1.13 to $5.20 per share. All of these stock options were granted under Pathnet's 1997 Stock Incentive Plan, which we assumed at the closing of the reorganization transaction.

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

         The aggregate amount of expenses incurred for our account in connection with the issuance and distribution of the guarantees is estimated at $9,846,278, consisting of the following:



           Securities and Exchange Commission registration fee...........    $     60,326
           Blue Sky fees and expenses....................................           1,300
           Accounting fees and expenses..................................          50,000*
           Legal fees and expenses.......................................       1,892,364*
           Printing and engraving fees...................................         345,000*
           Solicitation Agent fees and expenses..........................         768,163*
           Bondholder consent fee........................................       6,591,625*
           Miscellaneous.................................................          25,000*
           Trustee/Depositary/Warrant Agent fees and expenses............         112,500*
                                                                             ------------
                Total....................................................    $  9,846,278
                                                                             ============

            *  Also attributable to the overall reorganization transaction.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

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

                                            PATHNET TELECOMMUNICATIONS, INC.,
                                            a Delaware corporation
                                            (Registrant)



Date:    August 10, 2000             By: /S/ RICHARD A. JALKUT
                                         ----------------------
                                         Richard A. Jalkut
                                         President and Chief Executive Officer



Date:    August 10, 2000             By: /S/ JAMES M. CRAIG
                                         -------------------
                                         James M. Craig
                                         Executive Vice-President, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

  EXHIBIT NO.       DESCRIPTION OF EXHIBIT

     27.1           Financial  Data  Schedule  for the six months ended June 30,
                    2000.

     99.1 Press release dated August 10, 2000 announcing the Company's results for the second quarter of 2000.