Form 10-Q
period 2000-09-30
PATHNET TELECOMMUNICATIONS INC
filed 2000-11-14
CIK 1099231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

                          Commission File No. 333-91469

                        Pathnet Telecommunications, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                             52-2201331
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     11720 Sunrise Valley Drive
         Reston, VA                                           20191
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

                                Yes [ X ] No [ ]

As of November 13, 2000, there were 3,536,389 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                      INDEX

                                                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                 December 31, 1999                                                                             3

               Unaudited Consolidated Statements of Operations for the three and nine
                 months September 30, 2000 and 1999                                                            4

               Unaudited Consolidated Statements of Comprehensive Loss for the three
                 and nine months ended September 30, 2000 and 1999                                             5

               Unaudited Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2000 and 1999                                                             6

               Notes to Unaudited Consolidated Financial Statements                                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                  20
Item 2.    Changes in Securities and Use of Proceeds                                                          20
Item 3.    Defaults Upon Senior Securities                                                                    21
Item 4.    Submission of Matters to a Vote of Security Holders                                                21
Item 5.    Other Information                                                                                  21
Item 6.    Exhibits and Reports on Form 8-K                                                                   21
Signatures                                                                                                    22
Exhibits Index                                                                                               23

PART I.     FINANCIAL INFORMATION
Item 1.    Unaudited Condensed Consolidated Financial Statements


    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      December 31,
                                                                                     2000               1999
                                                                                 -------------      ------------
                                                                                 (UNAUDITED)
                                    ASSETS
Cash and cash equivalents                                                          $ 66,792,765      $ 90,661,837
Accounts receivable, net of allowance for doubtful accounts of $63,000
  and $0, respectively                                                               13,112,001           254,894
Interest receivable                                                                     412,317         1,048,417
Marketable securities available for sale                                              5,128,317        42,651,836
Prepaid expenses and other current assets                                               885,396         1,182,570
                                                                                   ------------      ------------
     Total current assets                                                            86,330,796       135,799,554
Property and equipment, net                                                         256,950,025       131,928,365
Intangible assets - rights of way                                                   185,923,175                --
Deferred financing costs, net                                                        18,207,457         9,649,680
Restricted cash                                                                      12,352,984        16,921,559
Marketable securities available for sale                                                     --         5,088,458
Pledged marketable securities held to maturity                                       20,966,000        20,796,563
Other assets                                                                            545,568           351,808
                                                                                   ------------      ------------
    Total assets                                                                   $581,276,005      $320,535,987
                                                                                   ============      ============
             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                   $ 51,169,121      $ 18,543,195
Accrued interest                                                                     19,733,215         8,932,293
Deferred revenue                                                                        538,726                --
Accrued expenses and other current liabilities                                        7,417,686         3,113,181
                                                                                   ------------      ------------
   Total current liabilities                                                         78,858,748        30,588,669
12 1/4% Senior Notes, net of unamortized bond discount of $3,071,250 and
  $3,378,375, respectively                                                          346,928,750       346,621,625
Note payable                                                                         12,805,582                --
Deferred revenue                                                                      9,083,630                --
Other noncurrent liabilities                                                          2,655,965         3,092,779
                                                                                   ------------      ------------
   Total liabilities                                                                450,332,675       380,303,073
                                                                                   ------------      ------------
Commitments and contingences

Mandatorily redeemable preferred stock:
   Series A convertible preferred stock, $0.01 par value, 0 and 1,000,000 shares authorized,  issued and  outstanding at September 30, 2000 and December 31,
     1999, respectively (liquidation preference $1,000,000)                                  --         1,000,000
   Series B convertible preferred stock, $0.01 par value, 0 and 1,651,046 shares authorized,  issued and  outstanding at September 30, 2000 and December 31,
     1999, respectively (liquidation preference $5,033,367)                                  --         5,008,367
   Series C convertible preferred stock, $0.01 par value, 0 and 2,819,549 shares authorized,  issued and  outstanding at September 30, 2000 and December 31,
     1999, respectively (liquidation preference $30,000,052)                                 --        29,961,272
   Series E convertible preferred stock, $0.01 par value, 4,506,145 and 0 shares authorized,  2,867,546 and 0 issued and  outstanding and September 30, 2000 and December 31, 1999, respectively
      (liquidation preference $63,000,000)                                           62,912,398                --
                                                                                   ------------      ------------
   Total mandatorily redeemable preferred stock                                      62,912,398        35,969,639
                                                                                   ------------      ------------
Stockholders' equity (deficit):
   Series A convertible preferred stock, $0.01 par value, 2,899,999 and 0 shares authorized,  issued and  outstanding at September 30, 2000 and December 31,
     1999, respectively                                                                  29,000                --
   Series B convertible preferred stock, $0.01 par value, 4,788,030 and 0 shares authorized,  issued and  outstanding at September 30, 2000 and December 31,
     1999, respectively                                                                  47,880                --
   Series C convertible preferred stock, $0.01 par value, 8,176,686 and 0 shares authorized,  issued and  outstanding at September 30, 2000 and December 31,
     1999, respectively                                                                  81,767                --
   Series D convertible preferred stock, $0.01 par value, 9,250,000 and 0 shares authorized,  8,511,607 and 0 shares issued and outstanding at September 30,
     2000 and December 31, 1999, respectively                                            85,116                --
   Undesignated preferred stock, par value $0.01 per share, 10,000,000 and 0
     shares authorized, 0 shares issued and outstanding                                      --                --
   Common stock, $0.01 par value, 60,000,000 shares authorized, 3,533,769 and
     3,068,218 shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                                     35,340            30,682
   Deferred compensation                                                             (5,899,123)         (441,760)
   Additional paid-in capital                                                       238,827,762         6,264,362
   Accumulated other comprehensive loss                                                 (18,628)          (90,240)
   Accumulated deficit                                                             (165,158,182)     (101,499,769)
                                                                                   ------------      ------------
    Total stockholders' equity (deficit)                                             68,030,932       (95,736,725)
                                                                                   ------------      ------------
    Total liabilities, mandatorily redeemable preferred stock and stockholders'
      equity (deficit)                                                             $581,276,005      $320,535,987
                                                                                   ============      ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                            2000            1999            2000           1999
                                                       ------------    ------------    ------------    ------------
Revenue:
    Telecommunications                                 $  1,410,778    $    584,084    $  3,456,308    $  1,734,703
    Construction                                         16,404,624              --      28,909,273         540,300
                                                       ------------    ------------    ------------    ------------
       Total revenue                                     17,815,402         584,084      32,365,581       2,275,003
                                                       ------------    ------------    ------------    ------------
Operating expenses:
    Cost of revenue (exclusive of depreciation shown
     separately below):
       Telecommunications                                 3,832,262       3,070,938       8,571,960       6,631,272
       Construction                                      15,683,331       1,187,671      28,101,527       2,947,792
    Selling, general and administrative                   8,667,056       3,197,164      25,591,782       9,500,235
    Reorganization expenses                                      --              --       1,750,229              --
    Depreciation expense                                  3,098,934       2,143,238       8,449,170       3,714,170
                                                       ------------    ------------    ------------    ------------
       Total operating expenses                          31,281,583       9,599,011      72,464,668      22,793,469
                                                       ------------    ------------    ------------    ------------
Net operating loss                                      (13,466,181)     (9,014,927)    (40,099,088)    (20,518,466)
Interest expense                                        (10,434,074)     (9,987,494)    (29,467,447)    (30,318,331)
Interest income                                           1,801,295       3,318,719       6,239,033      10,511,464
Other income (expense), net                                 (15,331)       (243,504)       (330,912)        (83,777)
                                                       ------------    ------------    ------------    ------------
Net loss                                                (22,114,291)    (15,927,206)    (63,658,413)    (40,409,110)
Preferred stock accretion                                   (20,216)             --         (40,432)             --
                                                       ------------    ------------    ------------    ------------
    Net loss applicable to common stockholders         $(22,134,507)   $(15,927,206)   $(63,698,844)   $(40,409,110)
                                                       ============    ============    ============    ============
Basic and diluted loss per common share:
    Net loss                                           $      (6.26)   $      (5.44)   $     (19.32)   $     (13.88)
    Preferred stock accretion                                 (0.01)             --           (0.01)             --
                                                       ------------    ------------    ------------    ------------
    Net loss applicable to common stockholders         $      (6.27)   $      (5.44)   $     (19.33)   $     (13.88)
                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding      3,533,891       2,926,081       3,295,767       2,911,512
                                                       ============    ============    ============    ============










  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)



                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                            2000            1999            2000           1999
                                                       ------------    ------------    ------------    ------------
Net loss                                               $(22,114,291)   $(15,927,206)   $(63,658,413)   $(40,409,110)

Other comprehensive income (loss):
    Net unrealized gain (loss) on marketable
      securities available for sale                          20,335          75,759          71,612        (253,676)
                                                       ------------    ------------    ------------    ------------
Comprehensive loss                                     $(22,093,956)   $(15,851,447)   $ 63,586,801)  $ (40,662,786)
                                                       ============    ============    ============    ============










  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

    PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      FOR THE NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                  ------------------------------
                                                                                                        2000             1999
                                                                                                  -------------    -------------
   Net loss                                                                                       $ (63,658,413)   $ (40,409,110)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation expense                                                                            8,449,170        3,714,170
      Amortization of deferred financing costs                                                        1,320,499          853,563
      Provision for write down of spare parts                                                           240,000               --
      Bad debt expense                                                                                   63,000               --
      Loss on sale of equipment                                                                          79,241            8,345
      Gain on disposal of marketable securities                                                              --         (157,983)
      Cost of right of way sold                                                                       1,351,831               --
      Interest expense resulting from amortization of discount on the
        bonds payable                                                                                   307,125          307,125
      Amortization of premium on pledged securities                                                    (115,166)        (288,643)
      Amortization of deferred compensation                                                           3,347,909          402,228
   Changes in assets and liabilities:
      Accounts receivable                                                                           (12,920,107)              --
      Interest receivable                                                                               636,100        1,891,537
      Prepaid expenses and other current assets                                                         297,174         (839,763)
      Accounts payable                                                                                6,914,201       (2,140,999)
      Accrued interest                                                                               10,800,922       10,718,753
      Deferred revenue                                                                                9,622,356                --
      Accrued expenses and other liabilities                                                            833,506          717,943
      Other and intangible assets                                                                      (193,760)              --
                                                                                                  -------------    -------------
         Net cash used in operating activities                                                      (32,624,412)     (25,222,834)
                                                                                                  -------------    -------------
Cash flows from investing activities:
   Expenditures for network in progress                                                             (87,221,688)     (57,461,993)
   Expenditures for property and equipment                                                           (5,335,529)        (607,101)
   Proceeds on sale of equipment                                                                         43,639            5,015
   Sale and maturity of marketable securites available for sale                                     101,260,085       95,175,926
   Purchase of marketable securities available for sale                                             (58,576,496)              --
   Purchase of pledged marketable securities held to maturity                                       (20,779,272)              --
   Sale and maturity of pledged marketable securities held to maturity                               20,725,001       19,733,615
   Restricted cash                                                                                    4,568,575        6,778,584
   Repayment of note receivable                                                                              --        3,206,841
                                                                                                  -------------    -------------
         Net cash provided by (used in) investing activities                                        (45,315,685)      66,830,887
                                                                                                  -------------    -------------
Cash flows from financing activities:
   Issuance of Series E manditorily redeemable convertible preferred stock                           63,000,000               --
   Proceeds from option to purchase Series E manditorily redeemable convertible preferred stock       1,000,000               --
   Exercise of employee common stock options                                                            429,427            7,212
   Payment of deferred financing costs                                                              (10,358,402)         (40,735)
                                                                                                  -------------    -------------
         Net cash provided by (used in) financing activities                                         54,071,025          (33,523)
                                                                                                  -------------    -------------
Net (decrease) increase in cash and cash equivalents                                                (23,869,072)      41,574,530
Cash and cash equivalents at the beginning of period                                                 90,661,837       57,321,887
                                                                                                  -------------    -------------
Cash and cash equivalents at the end of period                                                    $  66,792,765    $  98,896,417
                                                                                                  =============    =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             AND PREDECESSOR COMPANY
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                       12
1.       THE COMPANY

         Pathnet, Inc. (Pathnet), is a wholesale telecommunications provider has built a network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States.

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

         As of September 30, 2000, the Company's network consisted of over 6,300 wireless route miles providing wholesale transport services and 1,400 miles of installed fiber, with collocations in 73 cities. The Company is constructing an additional 600 route miles of network under construction, which is scheduled for completion in the second quarter of 2001. During 2000, the Company intends to deploy additional products and services including bundled wholesale transport and local access services.

         In March 2000, the Company entered into an agreement with a third party to swap multiple fibers along a 395 mile segment between Des Moines, Iowa and Chicago, Illinois, in return for multiple fibers along a 1,302 mile segment from Charlotte, North Carolina, through Savannah, Georgia, Jacksonville, Miami, and Orlando, Florida. The Company anticipates that it will begin lighting that part of its network during the first quarter of 2001. The Company anticipates entering into such agreements in the future to accelerate the availability of its national network.

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

2.       BASIS OF PRESENTATION

         Pathnet was formed to build a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. Pathnet Telecommunications was formed to continue the activity of Pathnet with strategic investments from Colonial Pipeline Company, Burlington Northern and
Santa Fe Corporation and CSX Corporation received in connection with the reorganization transaction. Since inception, Pathnet and Pathnet Telecommunications' activities have consisted principally of constructing and deploying digital networks utilizing both wireless and fiber-optic technologies. Pathnet and Pathnet Telecommunications were considered companies under common control. Consequently, for purposes of the accompanying consolidated financial statements, Pathnet has been treated as a "predecessor" entity. Therefore, the consolidated financial statements as of December 31, 1999, the three months ended September 30, 1999 and nine months ended September 30, 2000 and 1999 include the historical financial information of Pathnet, the predecessor entity. The accompanying consolidated financial statements incorporate the combined business activities of Pathnet and Pathnet Telecommunications.

         The Company recently commenced providing telecommunications services to customers and recognizing the revenue from the sale of such telecommunication services. The Company's principal activities to date have consisted of securing contractual alliances with its co-development partners, designing and constructing network path segments, obtaining capital and planning its proposed service.

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto for Pathnet, Inc. included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on March 14, 2000. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

3.       CONSOLIDATION

         These consolidated financial statements include the accounts of Pathnet Telecommunications and its wholly owned subsidiaries, Pathnet, Pathnet Operating, Inc. and Pathnet/Idaho Power License, LLC (a wholly owned subsidiary of Pathnet). All material intercompany accounts and transactions have been eliminated in consolidation.

4.       RECENT ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission released staff accounting bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which clarifies the Securities and Exchange Commission's view on revenue recognition. The Company is currently evaluating the impact of SAB 101 on the Company's financial condition, results of operations or cash flows.

5.       RECLASSIFICATION

         Certain amounts in the financial statements and notes thereto have been reclassified to conform to the September 30, 2000 classifications.

6.       NON CASH STOCK COMPENSATION

         During the three and nine months ended September 30, 2000 and 1999, the Company incurred non-cash stock compensation of:

                                                   FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ---------------------------------    ----------------------
                                                        2000              1999                2000              1999
                                                  ----------------  ---------------    -----------------    --------
Cost of revenue - Telecommunications              $         77,988  $            --    $         189,956  $           --
                                                ------------------  --------------- --------------------  --------------
Cost of revenue - Construction                    $             --  $        20,583    $              --  $       61,748
                                                ------------------  --------------- --------------------  --------------
Selling, general and administrative               $        434,660  $       113,493    $       3,157,953  $      340,480
                                                ------------------  --------------- --------------------  --------------

7.       LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is computed by dividing net loss by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 3,312 ,586 employee common stock options, the exercise of warrants to purchase 1,116,500 shares of common stock, and the conversion of 27,243,868 shares of Series A, B, C, D and E convertible preferred stock into shares of common stock as of September 30, 2000, which could potentially dilute basic loss per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

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

         The  following  tables  reflect  the  financial   information  for  the
reportable segments:

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                                         TELECOMMUNICATIONS       CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                                  $         1,410,778   $      16,404,624  $            --   $    17,815,402
Operating expenses                                 3,832,262          15,683,331       11,765,990        31,281,583
                                         -------------------  ------------------  ---------------   ---------------
Operating loss                           $        (2,421,484)  $         721,293  $   (11,765,990)  $   (13,466,181)
                                         ==================== ==================  ===============   ===============


                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         TELECOMMUNICATIONS       CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                                  $           584,084   $              --  $            --   $       584,084
Operating expenses                                 3,070,938           1,187,671        5,340,402         9,599,011
                                         -------------------   -----------------  ---------------   ---------------
Operating loss                           $        (2,486,854)  $       1,187,671  $    (5,340,402)  $    (9,014,927)
                                         ===================   =================  ===============   ===============

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         TELECOMMUNICATIONS       CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                                  $         3,456,308   $      28,909,273   $            --   $    32,365,581
Operating expenses                                 8,571,960          28,101,527       35,791,181        72,464,668
                                         -------------------   -----------------  ---------------   ---------------
Operating loss                           $        (5,115,652)  $         807,746  $   (35,791,181)  $   (40,099,087)
                                         ===================   =================  ================  ================

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         TELECOMMUNICATIONS       CONSTRUCTION           OTHER         CONSOLIDATED
Revenue                                  $         1,734,703   $         540,300  $            --   $     2,275,003
Operating expenses                                 6,631,272           2,947,792       13,214,405        22,793,469
                                         -------------------   -----------------  ---------------   ---------------
Operating loss                           $        (4,896,569)  $      (2,407,492) $   (13,214,405)  $   (20,518,466)
                                         ===================   =================  ===============   ===============

         The majority of revenues for the three and nine months ended September 30, 2000, are comprised of construction services, approximately 92.1% and 89.3%, respectively, arising mainly from its co-development agreements with CapRock
Communications (Caprock) (31.5%) and Tri-State Generation and Transmission Association, Inc. (Tri-State) (57.8%). The remainder of the Company's revenues for the three and nine months ended September 30, 2000, approximately 7.9% and 10.7%, respectively, has been derived from the sale of bandwidth along the Company's digital network, including approximately $1.5 million from one customer. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

9.       AVAILABLE FOR SALE MARKETABLE SECURITIES

         Certain of the Company's marketable securities were considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

         The following is a summary of the investments in marketable securities at September 30, 2000:


                                                                            GROSS UNREALIZED
                                                                        -------------------------
                                                             COST        GAINS          LOSSES      MARKET VALUE
                                                       --------------   -----------  ------------  --------------
  Available for sale securities:
    U.S. Treasury securities and debt securities
      of U.S. Government agencies                      $    1,152,308   $        --  $      5,401  $    1,146,907
    Corporate debt securities                               3,994,637            --        13,227       3,981,410
                                                       --------------   -----------  ------------  --------------
                                                       $    5,146,945   $        --  $     18,628  $    5,128,317
                                                       ==============   ===========  ============  ==============

         Net proceeds from the sales and maturity of available for sale securities were approximately $101.3 million during the nine months ended September 30, 2000.

         The amortized  cost and market value of available  for sale  marketable
securities  by   contractual   maturity,   regardless  of  their  balance  sheet
classification, at September 30, 2000 is as follows:

                                                    COST        MARKET VALUE

    Due in one year or less                     $  5,146,945    $  5,128,317
    Due after one year through two years                  --              --
                                                ------------    ------------
                                                $  5,146,945    $  5,128,317
                                                ============    ============

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

10.      PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at September 30, 2000 and December 31, 1999:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                      2000             1999
                                               ----------------  --------------

         Network in progress                   $    105,409,124  $   63,123,322
         Communications network                     157,281,462      71,604,029
         Office and computer equipment                6,745,373       2,262,934
         Furniture and fixtures                       1,412,561       1,555,771
         Leasehold improvements                       1,366,729         337,181
                                               ----------------  --------------
                                                    272,215,249     138,883,237
         Less: accumulated depreciation             (15,265,224)      (6,954,872)
                                               ----------------  ---------------
         Property and equipment, net           $    256,950,025  $  131,928,365
                                               ================  ===============

         Network in progress  includes  (i) all direct  material and labor costs
together  with  related  allocable   interest  costs,   necessary  to  construct
components of a high capacity digital wireless and fiber optic network, and (ii)
network related  inventory parts and equipment.  The network in progress balance as September 30, 2000 includes approximately $74.4 million for costs incurred to construct digital fiber optic networks and $2.8 million for a right of use under an agreement with Northern Border Pipeline Company for microwave access. When a portion of the network has been completed and made available for its intended use by the Company, the accumulated costs are transferred from network in progress to communications network and depreciated.

11.      DEFERRED FINANCING COSTS

         The Company  incurred  approximately  $11.3 million related to the Debt
Offering and  approximately  $6.6 million related to the amendment to the Senior
Notes in  connection  with the  reorganization  transaction.  During  the  third quarter of 2000, the Company  incurred  financing  costs of  approximately  $3.3 million related to obtaining debt-financing  arrangements with vendors (see note
16).  Such  costs  are  amortized  over  the  term  of  the  debt  or  financing arrangement.

12.      RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its development agreements. The funds in each escrow account are available only to fund the projects to which the escrow is related. Generally, funds are released from escrow to pay project costs as incurred. During the nine months ended September 30, 2000, the Company deposited approximately $11.4 million in escrow and invested approximately $1.1 million in restricted marketable securities and approximately $16.8 million was released from escrow.

13.      COMMITMENTS AND CONTINGENCIES

         As of September 30, 2000, the Company had capital commitments of up to approximately $39.4 million relating to telecommunication and transmission equipment and its agreement with its co-development partners.

        On April 19, 2000, the Company was sued by several plaintiffs purporting to represent a class of landowners damaged by the Company in connection with the development of the Company's fiber optic network. Specifically, the complaint alleges the Company installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal consents from the landowners. On July 18, 2000, plaintiffs significantly narrowed the purported class to include only landowners on a particular segment of the Company's network. Based on the information currently available, the Company remains unaware of any factual basis supporting plaintiff's claims. In any event, the Company believes that its co-development partner on this segment of the Company's network would be required to indemnify the Company for all or a portion of any loss arising from plaintiffs' claims. Based upon the Company's current understanding of the alleged factual basis of plaintiffs' claims, the Company does not believe that the plaintiffs' claims will have a material adverse effect on the results of operations, cash flows or financial position of the Company and believes that the likelihood of a material loss is remote.

        On May 17, 2000, MagTen Partners, L.P. (Magten), one of the Company's bondholders, filed suit against the Company and the investors involved in the Company's reorganization (see note 14). On July 14, 2000, the Company served the plaintiffs with its response, a motion to dismiss, which is still pending before the court. Magten filed a response to Pathnet's motion to dismiss on September
14, 2000 and the Company file a reply to Magten's  response on October 13, 2000.
Magten's claims stem from their contention that the Company was not permitted to consummate the reorganization without unanimous consent of the holders of the Senior Notes, and that the Company's failure to obtain Magten's consent triggered a provision in the Indenture governing the Senior Notes (the
"Indenture"), requiring the Company to repurchase the Senior Notes at 101% of their face value. The Company does not agree with MagTen's interpretation of the Indenture and intends to defend the claim vigorously. Accordingly, based upon the Company's current understanding of the factual basis for plaintiff's claims and the likelihood of success, it does not believe that plaintiff's claims will have a material adverse effect on the results of operations, cash flows or financial position of the Company and believes that the likelihood of a material loss is remote.

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

         The Company obtained consents to the waiver and the amendment of certain provisions of the indenture from the holders of a majority of Pathnet's
Senior Notes. In return for such consents, (i) Pathnet made consent fee payments to consenting noteholders of approximately $6.6 million in the aggregate and purchased and pledged to the trustee under the indenture for the benefit of the noteholders, additional U.S. Treasury Securities as security covering the October 16, 2000 interest payment on the Senior Notes and (ii) Pathnet



Telecommunications issued its senior guarantees of the Senior Notes. The $6.6 million consent payment to the bondholders increased deferred financing costs and is being amortized over the remaining term of the Senior Notes. In addition, for the nine months ended September 30, 2000, the Company had expensed approximately $1.8 million of reorganization expenses related to fees for printing, legal, solicitation and other transaction fees.

15.      NONMONETARY TRANSACTIONS

         In March 2000, the Company entered into an agreement with a third party to swap multiple fibers along a 395 mile segment between Des Moines, Iowa and Chicago, Illinois, in return for multiple fibers along a 1,302 mile segment from Charlotte, North Carolina, through Savannah, Georgia, Jacksonville, Miami, and
Orlando, Florida. The Company anticipates completing the swap in the fourth quarter of 2000. This transaction will be treated as an exchange of similar productive assets.

16.      VENDOR FINANCING

         On  August  10,  2000,   the  Company   announced   the  signing  of  a
multi-million  dollar credit facility with Nortel Networks.  The credit facility consists of $210.0  million  over six years to be used for the purchase of goods and  services  from  Nortel  Networks.  The  Company  intends  to use the credit facility to fund its continued  fiber optic network  build-out.  As of September
30, 2000, $12.8 million was outstanding under the credit facility.

         On September 8, 2000, the Company signed a multi-million dollar credit facility with Cisco Systems Capital Corporation. The credit facility consists of $50.0 million over six years to be used for the purchase of goods and services from Cisco Systemsand for other expenses related to our network construction.
The Company intends to use the credit facility to fund its continued network build-out. As of September 30, 2000, $0 was outstanding under the credit facility.





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

     o Negotiating collocation and interconnection agreements and installing collocations and interconnections off of our backbone network;

     o Designing and developing our network architecture and operations support systems, including the buildout and launch of our 24-hour network operations center;

     o    Raising capital and hiring management and other key personnel;

     o    Developing "leading edge" products and services; and

     o    Procuring governmental authorizations.

     On March 30, 2000, we completed a strategic investment transaction with Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and
CSX Transportation, Inc. We received the right to develop over 12,000 miles of these investors' rights of way holdings, 8,000 of which have some form of exclusivity. In addition to providing a portion of the rights of way access, Colonial also made a contribution of $43.0 million in cash (consisting of $38.0 million as a first tranche cash investment, $1.0 million for options to purchase additional shares of our stock and $4.0 million for rights in a single fiber optic conduit) and agreed to make a second cash investment of $25.0 million in our business upon the completion of our Chicago to Aurora (a suburb of Denver)



fiber optic network build. On August 10, 2000, the Company received this investment. Our new investors hold approximately one-third of our equity and have representation on our Board of Directors.

     In March 2000, we entered into an agreement with a third party to swap multiple fibers along a 395 mile segment between Des Moines, Iowa and Chicago, Illinois, in return for multiple fibers along a 1,302 mile segment from Charlotte, North Carolina, through Savannah, Georgia, Jacksonville, Miami, and
Orlando, Florida. We anticipate beginning to light that portion of our network in the first quarter of 2001.

     As of September 30, 2000, our network consisted of over 6,300 wireless route miles providing wholesale transport services and 1,400 miles of installed fiber, with collocations in 73 cities. We are constructing an additional 600 route miles of network under construction, which is scheduled for completion in the second quarter of 2001. During 2000, we intend to deploy additional products and services including bundled wholesale transport and local access services.

     In September,  we announced the first  implementation  of our VPOP (Virtual
Point of Presence) Plus Service,  which is a  packet-based  local access service that combines  high-capacity  transport with dial, PRI, digital  subscriber line
(DSL),   Voice  over  Internet   Protocol  (VoIP)  and  dedicated  private  line
technologies.  The product allows ISPs to increase their service footprint while reducing their cost in reaching underserved markets.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 2000 WITH THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     During the nine months ended September 30, 2000, we completed our reorganization, which included our acquisition of rights of way and cash from our investors. We also continued to focus on:

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

     REVENUE.  For the three  months  ended  September  30,  2000 and  1999,  we generated  revenue of  approximately  $17.8 million and $584,000,  respectively, comprised  of revenue from  telecommunications  services of  approximately  $1.4 million and  $584,000,  respectively,  together  with revenue from  construction services  of  approximately  $16.4  million and $0,  respectively.  For the nine months ended September 30, 2000 and 1999, we generated  revenue of approximately
$32.4  million  and  $2.3  million,  respectively,  comprised  of  revenue  from telecommunications  services of  approximately  $3.5  million and $1.7  million, respectively,  together with revenue from construction services of approximately
$28.9 million and  $540,000,  respectively.  The increase in  telecommunications services  revenue is a result of an increase in the number of circuits sold. The
increase  in  revenue  from   construction   services  arises  mainly  from  our
co-development  agreement with Caprock  Communications  ("Caprock") entered into during the fourth  quarter of 1999 and  Tri-State  Generation  and  Transmission
Association,  Inc.  ("Tri-State") entered into during the third quarter of 1999.
We expect that a  substantial  portion of our future  revenue  will be generated from our sale of local access  services,  backbone  infrastructure  services and construction services.

     COST OF REVENUE. Expenses for telecommunications services primarily consist of the cost of operating the Company's  network,  local exchange  carrier access charges and the cost of leased  capacity.  For the three months ended  September
30,  2000  and  1999,   we  incurred   telecommunications   services   costs  of
approximately $3.8 million and $3.1 million,  respectively.  For the nine months ended September 30, 2000 and 1999, we incurred telecommunications services costs of approximately  $8.6 million and $6.6 million,  respectively.  The increase is related to operating expenses as we put more of our network into service.

     Expenses for construction services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. For the three months ended September
30, 2000 and 1999, the Company incurred construction services costs of approximately $15.7 million and $1.2 million, respectively. For the nine months ended September 30, 2000 and 1999, the Company incurred construction services costs of approximately $28.1 million and $2.9 million, respectively. The increase arises from the co-development of our route with Caprock and Tri-State.

     SELLING,  GENERAL AND ADMINISTRATIVE.  Selling,  general and administrative
("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. For the three months ended September 30, 2000 and 1999, SG&A expenses were $8.7 million and $3.2 million, respectively. For the nine months ended September 30, 2000 and 1999, SG&A expenses were $25.6 million and $9.5 million, respectively. The increase is attributable to additional staff costs incurred as we continued to develop our infrastructure, along with administrative costs related to obtaining regulatory status and deferred compensation expense for stock options. We expect selling, general and administrative expenses to continue to increase in the remainder of 2000 as we continue to develop or infrastructure and increase our staff level.


     REORGANIZATION   EXPENSES.   Reorganization  expenses  are  those  expenses
associated with the strategic investment transaction we completed in March 2000.
Expenses  for the  transaction  were $0 and $1.8  million for the three and nine months  ended  September  30,  2000,  respectively.  There  were  no  comparable transaction costs for the similar periods in 1999.

     DEPRECIATION  EXPENSES.  For the three months ended  September 30, 2000 and
1999,  depreciation  expenses were $3.1 million and $2.1 million,  respectively.
For the nine months ended September 30, 2000 and 1999, depreciation expenses were $8.4 million and $3.7 million, respectively. The increase is associated with more of our network coming on line.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 and 1999 was approximately $10.4 million and $10.0 million, respectively.
Interest expense for the nine months ended September 30, 2000 and 1999 was approximately $29.5 million and $30.3 million, respectively. Interest expense primarily represents interest on Pathnet's 12 1/4% Senior Notes due 2008 issued in April 1998 together with the amortization expense related to bond issuance costs in respect to those notes and the amortization expense related to deferred financing costs.

     INTEREST INCOME. Interest income for the three months ended September 30, 2000 and 1999 was approximately $1.8 million and $3.3 million, respectively.
Interest income for the nine months ended September 30, 2000 and 1999 was approximately $6.2 million and $10.5 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on the senior notes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had approximately $71.9 million of cash, cash equivalents and marketable securities to fund future operations. In addition, we had $12.4 million in restricted cash for use in building our network, as well as $21.0 million in escrow for the bond interest payment due in October 2000. We received an additional $25.0 million equity investment from Colonial Pipeline
Company during the third quarter of 2000.

     In addition, we expect to finance the cost of some of our equipment through vendor financing arrangements. We negotiated credit facilities with Nortel
Networks and Cisco Systems Capital Corporation, which will, subject to certain conditions, provide us with financing for the construction of our network.

     We estimate that our current available resources, together with those received in our reorganization, will be sufficient to fund the implementation of our long term business plan, as currently contemplated, including the capital commitments described above, operating losses in new markets and working capital needs into the first quarter of 2001. After such time, we expect we will require additional financing, which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities.

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

     Although all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. As of September 30, 2000, the fair value of our debt was approximately $143.5 million.





PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On April 19, 2000, the Company was sued by several plaintiffs purporting to represent a class of landowners damaged by the Company in connection with the development of the Company's fiber optic network. Specifically, the complaint alleges the Company installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal consents from the landowners. On July 18, 2000, plaintiffs significantly narrowed the purported class to include only landowners on a particular segment of the Company's network.

     On May 17, 2000, MagTen Partners, L.P. ("Magten"), one of our bondholders, filed suit against the Company and the investors involved in the Company's reorganization transaction (the "Reorganization"). The Reorganization, completed on March 30, 2000, was among the Company, Colonial Pipeline Company, The
Burlington  Northern and Santa Fe Corporation and CSX  Corporation.  On July 14,
2000, the Company served the plaintiffs with its response. Magten filed a response to Pathnet's motion to dismiss on September 14, 2000 and the Company filed a reply to Magten's response on October 13, 2000. Magten's claims stem from their contention that the Company was not permitted to consummate the Reorganization without unanimous consent of the holders of the Senior Notes, and that the Company's failure to obtain Magten's consent triggered a provision in the Indenture governing the Senior Notes (the "Indenture"), requiring the Company to repurchase the Senior Notes at 101% of their face value. The Company does not agree with MagTen's interpretation of the Indenture and intends to defend the claim vigorously.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     EMPLOYEE STOCK OPTIONS.

     As of September 30, 2000, pursuant to the exercise of stock options, we issued 556,426 shares of common stock to certain former employees at exercise prices ranging from $1.13 to $5.20 per share. All of these stock options were granted under Pathnet's 1997 Stock Incentive Plan.

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

     The aggregate amount of expenses incurred for our account in connection with the issuance and distribution of the guarantees was $9,846,278, consisting of the following:






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

                                PATHNET TELECOMMUNICATIONS, INC.,
                                a Delaware corporation
                                  (Registrant)



Date:    November 14, 2000         By: /S/ RICHARD A. JALKUT
                                       --------------------------------
                                        Richard A. Jalkut
                                         President and Chief Executive Officer



Date:    November 14, 2000         By: /S/ JAMES M. CRAIG
                                       --------------------------------
                                        James M. Craig
                                         Executive Vice-President, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

 10.1 (1) Credit Agreement dated August 9, 2000, by and among Pathnet Operating, Inc., Pathnet Fiber Equipment LLC, Pathnet Real Estate LLC and Nortel Networks, Inc.

 10.2 (1) Credit Agreement dated September 7, 2000, by and between Pathnet Operating, Inc. and Cisco Systems Capital Corporation.

 10.3 (1) Lease Agreement, dated November 1, 1999, by and between 11720 Sunrisecorp., L.L.C and Pathnet, Inc., relating to the company's offices in Reston, VA.

 27.1         Financial  Data  Schedule for the nine months ended  September 30,
              2000.

 99.1 Press release dated November 14, 2000 announcing the Company's results for the second quarter of 2000.

(1) Certain portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Commission.