Form 10-K
period 2000-12-31
PATHNET TELECOMMUNICATIONS INC
filed 2001-04-17
CIK 1099231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                            to

Commission File No. 0-30155

Pathnet Telecommunications, Inc.

(Exact name of registrant as specified in its charter)

Delaware                                                                                                                                                    52-2201331
(State or other jurisdiction of                                                                                                                      (I.R.S. Employer
incorporation or organization)                                                                                                                    Identification No.)

11720 Sunrise Valley Drive, Reston VA                                                                                                        20191
(Address of principal executive offices)                                                                                                       (Zip Code)

(703) 390-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [ ]

As of March 15, 2001 there were 3,681,851 shares of the Issuer’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

        This discussion contains forward-looking statements that involve risks and uncertainties including, without limitation, statements relating to our company and our business units’ plans, strategies, objectives, expectations, intentions and resources. Our actual results could differ materially from those anticipated in forward-looking statements as a result of various factors, including those described in the section of this Annual Report on Form 10-K entitled “RISK FACTORS.” Unless we indicate otherwise, references to our current or future business, strategies or plans are references to our consolidated business, strategies or plans, including any other future subsidiaries.

PART I

ITEM 1.         BUSINESS

Bankruptcy

        On April 2, 2001, we and several of our subsidiaries filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the District of Delaware. We have petitioned the court to allow us to continue operating our business as debtors-in-possession. Under Chapter 11, most of the obligations that we incurred before the bankruptcy filing are frozen during the bankruptcy proceeding. In general, this means that during this time we will be able to use available resources to operate our business. We expect that expenses for goods and services, including employee wages that we incur after the bankruptcy filing will be paid in the ordinary course of business. We are exploring opportunities and currently intend to sell all, part or parts of our business, and we are currently in preliminary discussions with a potential bidder. We cannot assure you that these discussions will result in a successful sale. If we sell only a portion of our business or assets, or if we are unable to sell our business as a going concern, we expect to liquidate our remaining assets and to cease operations. We do not expect to generate sufficient cash to repay any of your investment in full under any circumstances.

        In April 1998, our subsidiary, Pathnet, Inc., issued $350 million of 12 1/4% senior notes and we have guaranteed the obligations under these notes. A semi-annual interest payment is due on the notes on April 15, 2001. Neither we, nor our subsidiary, Pathnet, Inc. will be able to use our remaining funds to pay the semi-annual interest payment due on the Pathnet notes without the consent of the bankruptcy court. We do not expect to seek or receive that consent.

Recent Events

        Effective January 18, 2001, we entered into a swap with Enron Broadband Services Inc. in which we provided six fibers on the route between Chicago, Illinois and Denver, Colorado and in return received four fibers on a route owned by Enron between Aurora, Colorado and Houston, Texas, by way of San Antonio, Texas. Pursuant to this swap, we received an indefeasible right of use for a period of 25 years of the swapped fibers, associated regeneration sites and utilities. As part of the terms and conditions for this agreement, each party is required to pay the other party to maintain the fibers that they obtained. In addition, Enron was granted a security interest in the fibers that were swapped and received a non-disturbance from our lenders.

        On March 1, 2001, Thomas N. Hund of The Burlington Northern and Santa Fe Railway Company and David Lemmon, President and Chief Executive Officer of Colonial Pipeline Company, resigned from our Board of Directors.

Going Concern

        The accompanying consolidated financial statements and financial information has been prepared assuming that we will continue as a going concern, but there is substantial doubt about our ability to continue as a going concern. We incurred losses from operations of $334.2 million and net losses of $369.8 million during the fiscal year ended December 31, 2000. We have not been successful in obtaining additional financing to sustain our operations and will have insufficient liquidity to meet our needs for continuing operations and meeting our obligations unless a new source of financing is obtained or an acquirer is found. We are exploring ways in which we might restructure our debt obligations, including those under the Pathnet senior notes, but we expect that we would need substantial additional financing to pursue our current business plan. As a result, we cannot assure you that we will be successful in any restructuring, refinancing or sale on a timely basis or on terms that are acceptable to us or our creditors.

Asset Write down

         During the fourth quarter of 2000, we identified certain events and changes in our operations, which indicated the carrying amount of certain long-lived assets was not recoverable. As a result, we recorded impairment charge of $273.6 million for the year ended December 31, 2000, consisting of the following:

  $184.9 million impairment of intangible assets - rights of way;
  $88.7 million impairment of communications network.

        As the market for these assets is not well developed, our valuations are our best estimates only and it is possible that these assets could be worth more or less than their written down values in a future asset sale or sale as part of a viable going concern.

        On March 30, 2000, we completed a reorganization transaction whereby Burlington Northern and Sante Fe Railway, CSX Transportation, Inc. and Colonial Pipeline Company contributed certain assets including access rights to their rights of way to permit us to build a fiber optic telecommunications network along their existing railroad and pipeline corridors in return for series D preferred stock. These access rights had an estimated fair value of $187 million and were recorded as an intangible asset. In light of our difficulty in procuring sufficient capital to fund the expansion of our fiber optic network and the availability of other fiber optic networks, we abandoned our strategy of building upon our access to these rights of way. As a result, we estimated the fair value of our access to rights of way based on the expected discounted future cash flows and recorded an impairment charge.

        We utilize our microwave network to serve second and third tier markets with telecommunications services, which include local access and long distance services. With the rapid advancement and availability of fiber optic and broadband networks, we determined the potential for significant customer utilization was limited. As a result, our microwave network assets were written down to their estimated fair value based upon an estimate of residual value resulting in an impairment charge of $73.7 million.

         During 2000, we began the construction of collocation assets to be utilized as part of the rollout of our Digital Subscriber Line and other services. However, due to changes in market conditions, we have cancelled any rollout of those services. As such, those assets were written down to their estimated fair value based upon the disposition of the assets in comparable transactions resulting in an impairment charge of $15.0 million.

The Company

        We were formed on November 1, 1999 in order to facilitate a reorganization transaction with Pathnet, Inc., which was founded in 1995 and is now our wholly owned subsidiary. Our reorganization was completed on March 30, 2000. We are a wholesale telecommunications carrier providing other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. In this Report, the words “we,” “us” and “our” refer to Pathnet, Inc. for periods prior to the reorganization and to the holding company and its subsidiaries (including Pathnet, Inc.) for periods after the reorganization.

        After our founding, our business plan was to partner with owners of telecommunications assets, including utility, pipeline and railroad companies (“Incumbents”) to upgrade and aggregate wireless infrastructure to a microwave network using high capacity Synchronous Optical Network Technology, also known as “SONET”. Through 1998, we signed agreements with eight Incumbents and had over 6,000 miles of wireless network under development.

        In early 1999, we expanded the scope of our business strategy to include fiber optic technology to enable us to deliver high bandwidth services as well as dark and dim fiber to inter-exchange carriers (“IXCs”), ILECs, Internet service providers (“ISPs”), cellular operators and resellers.

        On March 30, 2000, we completed a strategic investment transaction with Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. We received the right to develop over 12,000 miles of these investors’ rights of way holdings, 8,000 of which have some form of exclusivity. In addition to providing a portion of the rights of way access, Colonial also made a contribution of $68.0 million in cash, consisting of $38.0 million as a first tranche cash investment, $1.0 million for options to purchase additional shares of our stock, $4.0 million for rights in a single fiber optic conduit and a second cash investment of $25.0 million, which was funded upon the completion of our Chicago to Aurora (a suburb of Denver) fiber optic network build. On August 10, 2000, the Company received the final tranche of this investment.

        In May 2000, we engaged Goldman Sachs Group Inc. to advise us on potential equity investments to help us fund our business plan. In March 2001, Goldman Sachs terminated our engagement. In January 2001, we engaged Policano and Manzo to advise us on potentially restructuring our debt obligations. In March 2001, we also engaged Houlihan Lokey Howard and Zukin to advise us on a potential sale or other disposition of the Company.

        In April 2000, we formed a fiber subsidiary, Pathnet Operating, Inc., in part to facilitate senior secured credit facilities we negotiated with Nortel Networks, Inc. and Cisco Systems Capital Corporation. These credit facilities were procured to provide vendor financing for the purpose of procuring equipment for our network.

        In April 1998, our subsidiary, Pathnet, Inc., issued $350 million of 12 1/4% senior notes and we have guaranteed the obligations under these notes.

The Pathnet Network

        As of December 31, 2000, our network consisted of over 6,300 wireless route miles providing wholesale transport services and 1,500 miles of installed fiber with an additional 250 route miles of network under construction.

        We have obtained CLEC certification or are otherwise authorized to provide our telecommunication services in 42 states with applications pending in an additional 5 states and have executed interconnection agreements with all relevant ILECS serving our target markets.

        As of December 31, 2000, we had constructed 170 central office collocation facilities in 106 cities at the premises of the existing local telephone companies. We are able to obtain and use network elements from these companies.

        In order to connect our network with our customers, we have developed interconnections from our backbone network into our targeted underserved and second and third tier markets. We design and install our interconnections using the most cost effective technology to meet the market’s needs that may include building fiber optic cable, acquiring existing fiber, installing wireless components, or combinations of these technologies.

        We have attempted to establish a local presence in our target markets and deploy a convergent local network access platform that enables multiple customer applications to be combined at a single physical local access connection and then travel onto our backbone infrastructure. This platform enables our customers to launch their own services to better serve their customers.

        In September 2000, we announced the first implementation of our VPOP (Virtual Point of Presence) Plus Service, which is an innovative broadband solution, aggregating and delivering dial up PRI access and private line connections from under-served markets to a single DS-3 or OC-x level connection in a major market. VPOP Plus Service bundles multiple types of traffic from several cities with long-haul transport to deliver a national access solution onto a single pipe. The product allows our customers to reach new markets at a reduced cost.

        Our network enables our customers, including existing local telephone companies, long distance companies, ISPs, competitive telecommunications companies, cellular operators and other telecommunications providers, to offer additional services to new and existing customers in these markets without having to expend their own resources to build, expand or upgrade their own networks.

        Our architecture is based upon the use of small, low cost, packet gateways that can be rapidly scaled, and even relocated within our network while being controlled by the same softswitch. This approach lowers the cost of providing local service for a market.

        In addition to our VPOP Plus Service, we offer our Transport Service, which is a family of high speed dedicated, point-to-point digital bandwidth services that operate at speeds between DS-1 (1.544 Mbps) and OC-48 (2.488 Gbps). This service is designed to provide wholesale high-speed point-to-point bandwidth for data, voice and video traffic for the Carrier and ISP marketplace in second and third tier markets where there is limited network choice. Our Transport Service uses state-of-the-art, non-zero dispersion shifted fiber and the latest in SONET fiber equipment to support a network infrastructure, which transports data at speeds up to OC-192.

        We believe fiber has a “currency” value depending upon the value of the route to specific telecommunications service providers. To date, we have successfully swapped fibers between Chicago, Illinois and Denver, Colorado for fibers between Denver, Colorado and Houston, Texas.

Industry Overview

        We believe that several factors create a market opportunity for our products and services. These factors include increasing demand for high capacity access and transport services, a growing disparity between telecommunications services available in the largest markets and those services available in second and third tier markets, the migration from circuit-based network architectures to more efficient packet-based network technologies and the adoption of the Telecommunications Act of 1996 and certain state regulatory initiatives to open up local telecommunications markets to competition.

        At the same time as we see market opportunity, there are a number of elements in the market that have weighed against these opportunities. Designing and building a telecommunications network is capital intensive, and we have relied in very large part on the capital markets to fund these activities. There has been significant difficulty in obtaining financing for competitive telecommunications companies, which is both a cause and effect of the declining market value of these enterprises. A number of businesses in this sector of the market have recently filed for bankruptcy protection. This has, in our opinion, lowered investors’ confidence in these ventures. Recent bankruptcies have also increased the amount of assets available in the market, and driven down their recovery value, which has affected at least some investors’ willingness to provide funding for competitive telecommunications companies. We believe that these market conditions have had a direct effect on us.

Business Strategy

        As discussed above, we have petitioned the bankruptcy court to allow us to continue operating our business as debtors-in possession. If our petitions are not dismissed and our Chapter 11 cases are not converted to Chapter 7, we are exploring opportunities and currently intend to sell all, part or parts of our business as a going concern, and we are in discussions with a potential purchaser of some or all of our ongoing business operations. If we sell only a portion of our assets, we expect to liquidate our remaining assets and cease operations.

        Our business objective has been to become the preferred facilities-based wholesale telecommunications provider to customers in our target markets. In pursuit of this strategy, we have:

  Attempted to design, build and acquire a low-cost network, sometimes pursuant to strategic relationships;
  Focused on underserved and second and third tier markets;
  Concentrated our focus on the needs of telecommunications service providers and their customers; and
  Attempted to roll-out service rapidly in our target markets.

Strategic Relationships

Fiber Co-Development Partners

        360 Networks (Worldwide Fiber).    In March 1999, we entered into a co-development agreement with Worldwide Fiber, Inc. (now known as 360 Networks) for the design, engineering and construction by Worldwide Fiber of a multiple conduit fiber-optic system. One of the conduits contains a fiber optic cable consisting of a specified number of fiber optic strands. The conduits and any installed strands are equally divided between us and Worldwide Fiber, and the costs to construct the route have been shared equally by the partners. In addition, we have paid Worldwide Fiber a management fee equal to 10% of our share of the development costs. The system is approximately 1,100 route miles long, between Aurora, Colorado (a suburb of Denver) and Chicago, Illinois. The entire build has been completed. We entered into a joint marketing agreement with Worldwide Fiber under which both Worldwide Fiber and we sell certain inactive fiber optic strands on the route, and share the revenues from such sales. The joint marketing agreement also permits each party to retain fiber optic strands for its own use, subject to certain restrictions on resale, and to swap a certain number of fiber optic strands to third parties.

        Tri-State.    In August 1999, we entered into a co-development agreement with Tri-State Generation and Transmission Association, Inc. and four regional electric cooperatives for the design, engineering and construction of an aerial fiber system, approximately 420 route miles long, between Albuquerque, New Mexico and Grand Junction, Colorado. This system, constructed on power transmission lines, contains a specified number of fiber optic strands. The cost to construct the system has been borne equally between us and the other parties. In connection with the co-development agreement, we entered into a joint marketing agreement under which each party will reserve a portion of the fiber strands for its own operations, a subset of which are available for swaps with third parties. The remaining fiber strands are available for sale, with us as the exclusive marketing agent. Any revenues derived from the sale of those fiber strands are shared equally between us and Tri-State, after deduction of our marketing fee.

        McLeodUSA (CapRock).    In November 1999, Pathnet signed an agreement with CapRock Teleommunications Corp. (now known as McLeodUSA) to design, engineer, construct and install a four conduit telecommunications system between El Paso, Texas and Albuquerque, New Mexico. One of the conduits contains a fiber optic cable consisting of a specified number of fiber optic strands. The conduits and any installed strands are equally divided between us and Caprock, and the costs to construct the route have been shared equally by the partners. In addition, Caprock pays us a management fee equal to 10% of their share of the development costs. The system is approximately 250 miles long and is under construction. We entered into a joint marketing agreement with CapRock under which both CapRock and we sell certain inactive fiber strands on the route, sharing any revenue from such sales. The joint marketing agreement also permits each party to retain fiber optic strands for its own use, subject to certain restrictions on resale, and to swap a certain number of fiber optic strands to third parties.

        Alliance Program.    We have entered into capacity purchase agreements with several other carriers enabling us to resell capacity on their networks. This allows us to extend our network reach to points of presence throughout the markets reached by these other carriers and to pre-sell capacity along routes we intend to develop.

Wireless Co-Development Partners

        Fixed Point Microwave Services Agreements.    We have entered into several fixed point microwave services agreements with co-development partners who own existing wireless telecommunications assets. Typically, under these agreements we lease an interest in the co-development partner’s sites and facilities on which our network is built and in return we provide the co-development partner with capacity on such network for its own internal use. We typically pay the co-development partner a portion of the revenue derived from our selling the excess bandwidth on that co-development partner’s route. Generally, the co-development partner receives up to 20% of the revenues earned after the systems have been in place for 48 months. In addition, these agreements generally require the co-development partner to make capital investments toward the upgrade of its systems infrastructure to make it suitable for installation of the equipment used in our digital network which, in most cases, includes significant modifications to structures, towers, battery plants and equipment shelters. These agreements generally provide for a five or ten year term that is subject to renewal by us upon the occurrence of certain events, for up to a 25-year term.

        Tower Lease Agreements.    We entered into a leasing arrangement with American Tower Corporation under which American Tower granted us a 25-year license to use certain of its towers to deploy several wireless portions of our network.

Products and Services

        We currently offer the following products and services:

        • Dark fiber and conduit for sale or grant of long lease terms.    We sell rights for dark fiber and related services as well as rights to conduit. Dark fiber consists of fiber strands contained within a fiber optic cable, which has been laid but does not yet have its transmission electronics installed. A sale or grant of an indefeasible right to use our dark fiber typically has a term, which approximates the economic life of a fiber optic strand (generally 20 to 30 years). Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. All of our builds include spare conduits, and we may sell rights to use them. Generally, we expect our customers to pay for dark fiber rights and conduit at the time of delivery and acceptance of the fiber or conduit, although other payment options may be available. In addition, depending upon the nature of our contractual terms, we treat our sales of dark fiber and conduit as sales-type leases or operating leases. We typically require our customers to make ongoing payments for maintenance services.

        • Dark fiber for lease or lease to purchase.    We also lease dark fiber for a term less than the period for which the indefeasible usage rights are typically granted. Leases are typically structured with monthly payments over the term of the lease. Generally, we realize a premium in lease pricing for bearing the risk that the lease will not be renewed for the balance of the life of the asset.

        • Wavelength lease.    In our network, we use Dense Wavelength Division Multiplexing, or DWDM, a technology that allows multiple optical signals to be combined so that they can be aggregated as a group and transported over a single fiber to increase capacity. This allows us to sell a customer exclusive long-term use of a portion of the transmission capacity of a fiber optic strand rather than the entire strand. We derive up to 160 individual wavelength channels at either OC-48 or OC-192 per fiber pair. “OC” is a measure of digital transmission speed, and is equal to the corresponding number of DS-3s. For example, OC-48 is equal to 48 DS-3s. In turn, “DS” is a standard telecommunications industry digital signal speed that is distinguishable by the relative binary digits transmitted per second.

        • Inter-city wholesale transport services.    Our inter-city transport services are focused on second and third tier markets and are comprised of point-to-point services offered as Time Division Multiplexing, or TDM, which is an electronic process that combines multiple communication channels into a single, higher-speed channel by interleaving portions of each in a consistent manner over time-based private lines at high speed including DS-1, DS-3, OC-3, OC-12, OC-48 and OC-192. As of December 31, 2000, we offered inter-city wholesale transport services on our network as well as via our Alliance Program.

        • Local access services.    We deliver local access services from network presences we have established by collocating with the ILECs in second tier and third tier markets and through the local networks we have established using a combinations of unbundled network elements and other network components from other communications carriers.

        • Virtual Points of Presence (VPOP).    We bundle our wholesale transport services and local access services to offer our virtual points of presence service, sometimes referred to as VPOP. Through this bundle of services, we offer our customers the ability to establish a virtual point of presence for their networks using our facilities, thus avoiding the need to place any equipment at a collocation site. We focus this service on second and third tier markets. VPOP PRI service allows our customers to offer dial up internet access.

Sales and Marketing Strategy

        Our wholesale customers tend to be very knowledgeable about the nature of the services and technology available in the marketplace. As a result, our marketing efforts are largely limited to ensuring that our products and services are visible and well represented in the market. As part of our marketing strategy, we attempt to position ourselves as the provider of choice for telecommunication service providers because of the quality of our service, the control we provide customers over their service platforms, the reliability of our services and our low cost position.

        We sell our services to large regional and national telecommunications service providers through our direct sales team on a national account basis. Our sales team consists of senior level management personnel and experienced sales representatives with extensive knowledge of the industry and our products.

Customers

        We have defined a range of products and services designed to meet the unique needs of our customers and, as a result, we offer several types of services to these types of customers:

        • Full service IXCs: We provide on-net and Alliance private line, VPOP PRI dial-up internet service, VPOP private line.

        • CLECs and competitive IXCs: We extend the reach to new markets by providing a more efficient means for CLECs to originate or terminate voice traffic and a lower cost source of inter-city wholesale transport or infrastructure services;

        • ISPs: We offer VPOP PRI dial up internet service as well as VPOP private line. ISPs use this service to extend their reach to new markets with limited capital investment. We also provide low cost infrastructure services and wholesale transport services.

        • ILECs: We provide private line service to lower network cost within the ILEC’s own region.

        • Resellers: We provide private line services and expect to provide low cost termination for switched traffic.

Revenue Backlog

         To date, the company has obtained contracts with several customers, which constitute revenue backlog for VPOP PRI, VPOP Private Line, on-net private line and Alliance private line services. The backlog represents potential future revenue under contracts that are generally for a period of three to four years with a minimum quantity of units required. Units must be in service for a minimum period of 18-24 months once installed. Certain of the contracts contain minimum payment language while other contracts contain provisions for an increase in the effective price if the customer does not meet the minimum quantities required. Our bankruptcy cases may have an impact on these contracts. It is possible that we may attempt to transfer these assets in a sale of our business or assets, however, we cannot predict our ability to effectively transfer these contracts or their value to a purchaser.

Network Reliability

        Our network operations center, which is in Reston, Virginia, currently provides real-time, end-to-end monitoring of our network operations 24 hours a day, seven days a week, as well as pro-active customer care for all of our customers’ services. The network operations center ensures the efficient and reliable performance of the network through pro-active early identification and prevention of potential network disruptions. In addition, our network operations center enables us to schedule and conduct maintenance of our network while minimizing interference with the use of the network by our customers. Specific features provided by our network operations center include network fault and event management, network and service level performance management and analysis as well as remote configuration of all network elements. Our network operations center has full fallback capability.

Competition

        Competition in our segment of the telecommunications industry is intense. In our markets, we face competition in the areas of price and performance, transmission quality, breadth and reliability of our network, customer service and support, brand recognition and critical relationships with third parties such as Internet service providers. While we generally do not compete with telecommunications service providers for end user customers, we may compete as a “carriers’ carrier” with certain of those providers including IXCs (such as AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation), wholesale providers (such as Qwest Communications International Inc., Williams Communications Group, Inc., Global Crossing Ltd and Level 3 Communications, Inc.), ILECs (such as Qwest, BellSouth, Verizon and SBC) and CLECs who would otherwise be our customers in our target markets.

Government Regulation

        Overview.    Our telecommunications businesses are subject to varying degrees of federal, state and local regulation. We are a telecommunications carrier under the terms of the federal Communications Act, as amended. As a telecommunications carrier, we are subject to FCC and state utility commission regulation of our activities. Local authorities also may regulate the permitting and construction of our telecommunications facilities.

        The FCC and state public service commissions generally have the right to impose sanctions, forfeitures, or other penalties mandating refunds if a carrier fails to comply with applicable rules. We describe certain aspects of the regulatory environment below in our discussion of risk factors in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

        Federal Regulation.    The FCC regulates interstate and international telecommunications services and holders of radio licenses. We are subject to FCC regulation as a common carrier, which means that we are subject to longstanding general requirements that our rates be “just and reasonable” and that we not engage in “unjust or unreasonable discrimination” in serving the public. As a common carrier, we also must file certain periodic reports and applications with the FCC, and the FCC has jurisdiction to act on certain complaints for failure to comply with regulatory obligations.

        We are not, however, subject to the particular laws and FCC regulations imposed by the Telecommunications Act of 1996 on ILECs, which are the existing local telephone companies including, among others, the former Bell operating companies.

        To provide unbundled lines to connect each customer to our equipment, we use networks owned by ILECs. The terms upon which we connect our network to ILECs’ networks are specified in interconnection agreements that we have negotiated with the ILECs operating in our target markets. Federal law requires ILECs to provide access to their networks through interconnection agreements and to offer network elements to other telecommunications carriers at rates which generally must be cost-based and nondiscriminatory.

        We (and, in some cases, our co- development partners) also are regulated by the FCC as the holder of a substantial number of common carrier fixed point-to-point microwave licenses that we use on the wireless portion of our network. Under these licenses, we must make routine regulatory filings and obtain the FCC’s prior consent for any assignment of the license or any substantial change in control of the entity holding the license and for certain modifications to a licensed facility. We cannot assure you that we, or any of our co-development partners who desire to be the licensee for their portion of our network, will obtain all of the licenses or approvals necessary for the operation of our business, the transfer of any license or the modification of any facility, or that the FCC will not impose burdensome conditions or limitations on any such license, transfer or approval. We are subject to the licensing processes of the FCC for our microwave licenses. We also generally must apply to the FCC for its consent before assigning a radio license or transferring control (for example, through the sale of stock) of any company holding radio licenses.

        State Regulation.     The Telecommunications Act preempts state statutes and regulations that restrict the provision of competitive local telecommunications services. State commissions can, however, impose reasonable terms and conditions upon the provision of telecommunications service within their respective states. States also can require that telecommunications providers apply for and obtain a certificate of public convenience and necessity or other authorization prior to commencing service in their respective states. We are in the process of becoming certified, to the extent such certification is required, in the 48 contiguous states and the District of Columbia as a competitive local exchange carrier (“CLEC”) or other competitive telecommunications carrier under the regulations of each state’s regulatory commission. We currently are authorized or permitted to provide at least a portion of our proposed services in 42 states: Alabama, Arkansas, California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington state, Wisconsin, and Wyoming. We have pending applications before an additional five state commissions.

        In many states, we are required to file tariffs setting forth the general terms, conditions and prices for services classified as intrastate by the particular state commission in question. Many states require us to list the services provided and the specific rate for each service. Under various states’ rules, however, we have regulatory flexibility to set price ranges for specific services and, in some cases, prices can be set on an individual customer basis. Further, some states require licensees to meet certain financial standards. We cannot assure you that we will be able to meet those standards.

        We may be required to file applications with some states for the assignment of our state certifications to any other entity for any transfer of substantial control that we decide to undertake in the future. Some states also may require a filing prior to the issuance of substantial debt or equity securities or other transactions that would result in a lien upon the property we use to provide intrastate telecommunications services. States generally require us to file various reports and pay certain fees, including state universal service subsidies. Like the FCC, most state commissions are empowered to consider complaints filed against carriers subject to their jurisdiction. We cannot assure you that our state certificates will not be revoked or amended by state commissions.

        Local Regulation.    We may be required to obtain local permits for street opening and construction permits to install and expand fiber optic networks. Local zoning authorities often regulate our use of towers for microwave and other telecommunications sites. We also are subject to general regulations concerning building codes and local licensing. The Telecommunications Act of 1996 requires that fees charged to telecommunications carriers be applied in a competitively neutral manner, but there can be no assurance that ILECs and others with whom we will be competing will bear costs similar to those we will bear in this regard.

        Other Laws and Regulations.    Although the foregoing discussion provides an overview of the major regulatory issues that confront our business, this discussion does not attempt to describe all current and proposed federal, state and local rules and initiatives affecting the telecommunications industry. Other federal and state laws and regulations are currently the subject of judicial proceedings and proposed additional legislation.

Intellectual Property

        We use the name “Pathnet” as our primary business name and service mark, and have registered that name with the United States Patent and Trademark Office. In addition, we have registered our logo with the United States Patent and Trademark Office.

        We regard our products, services and technology as proprietary and we attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. These methods may not be sufficient to protect our technology. We also enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

        We currently have a patent application pending and we intend to prepare additional applications and seek patent protection for our systems to the extent possible. These patents may not be issued to us, and if issued, they may not protect our intellectual property from competitors that could seek to design around or invalidate these patents.

Employees

        As of January 31, 2001, we employed 251 people. As needed, we have also hired temporary employees and independent contractors. Our current business strategy calls on us to continue to operate our network as we examine strategic alternatives. As part of this strategy, we reduced our staff by 36 fulltime employees and 9 contractors on March 29, 2001. It is possible that we will be required to further adjust the size of our staff in the future. Our employees are not unionized. Our success will continue to depend in part on our ability to attract and retain highly qualified employees. See “RISK FACTORS — Risks Relating to Our Company Operations.”

ITEM 2.         PROPERTIES

        Our network and our component assets are the principal properties that we own. Our installed fiber optic cable is laid on rights of way held by our co-development partners, municipalities that have granted us written permission to use the right of way, or us, and our digital wireless network is constructed on our leasehold interests in telecommunications infrastructure. As discussed below, a lawsuit has been filed against us, challenging our right to use some of our rights of way for our network. We also own nine small parcels of one to five acres of real property along our network backbone, on which we have constructed, or plan to construct, telecommunications equipment shelters for the fiber optic portions of our network. Finally, we have entered into approximately six leases for property of two to six thousand square feet for POP locations in major metropolitan areas.

        Our corporate headquarters are located in Reston, Virginia, and we lease this space from 11720 Sunrisecorp, LLC, under a Lease Agreement dated November 1, 1999, as amended. We also lease office space in Richardson, Texas under a lease that expires in 2003.

We believe that all of our properties are well maintained.

ITEM 3.         LEGAL PROCEEDINGS

        On April 19, 2000, we and our subsidiary, Pathnet, Inc., were sued in Superior Court of the District of Columbia by several plaintiffs purporting to represent a class of landowners damaged by us in connection with the development of our fiber optic network. Specifically, the complaint alleges we installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal consents from the landowners. They are seeking to file as a class action law suit for trespass and other damages from the construction of fiber optic telecommunications system across the class member's land. On July 18, 2000, plaintiffs significantly narrowed the purported class to include only landowners on a particular segment of our network. In addition, we are seeking indemnification for these claims from 360 networks (USA) Inc. ("360"), our co-development partner for the project in these four states. We believe that, under our development agreement with 360, 360 is required to indemnify us for these types of claims. We are presently in mediation with 360 regarding indemnification, but we have not been able to resolve this matter.

        On May 17, 2000, MagTen Partners, L.P. ("Magten"), one of our bondholders, filed suit against the Company and the investors involved in our reorganization transaction (the "Reorganization") in the Supreme Court of the State of New York, county of New York. The Reorganization, completed on March 30, 2000, was among us, Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. On July 14, 2000, we served the plaintiffs with our response. Magten filed a response to our motion to dismiss on September 14, 2000 and we filed a reply to Magten's response on October 13, 2000. Oral argument on our motion to dismiss was held on December 12, 2000; we are awaiting the judge's ruling on the motion. Magten's claims stem from their contention that we were not permitted to consummate the March 2000 reorganization of our corporate structure without unanimous consent of the holders of the Senior Notes, and that our failure to obtain Magten's consent triggered a provision in the Indenture governing the Senior Notes (the "Indenture"), requiring us to repurchase the Senior Notes at 101% of their face value. We do not agree with Magten's interpretation of the Indenture and intend to defend the claim vigorously.

        As we have discussed elsewhere in this annual report on form 10-K, on April 2, 2001 we, along with our direct and indirect wholly-owned subsidiaries, Pathnet, Inc., Pathnet Operating, Inc., Pathnet Operating of Virginia, Inc., Pathnet Real Estate LLC, Pathnet Fiber Equipment LLC, filed voluntary petitions for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Among other things, we have asked the bankruptcy court to allow us to continue operating our business as debtors-in-possession.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We have authorized 60,000,000 shares of Common Stock for which there is no established public trading market. As of March 15, 2000 there were 51 record holders of our Common Stock. As of December 31, 2000, stock option awards to purchase 4,067,884 shares of Common Stock were outstanding.

        We have not paid any cash dividends on our Common Stock in the past and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Further, the terms of the Indenture by and between Pathnet, Inc. and The Bank of New York, dated April 8, 1998 (the “Indenture”) as supplemented by the Supplemental Indenture dated as of March 30, 2000, by and between Pathnet, Inc. and the Bank of New York, relating to the Pathnet, Inc. 12 ¼% Senior Notes due 2008 restrict our ability to pay dividends on our Common Stock, as described in Note 10 to the Company’s Financial Statements included in Item 14 elsewhere in this Annual Report on Form 10-K.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

        We present below selected historical consolidated financial information for Pathnet Inc. and us. The summary historical statements of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from our and Pathnet Inc.‘s audited financial statements that are included elsewhere in this Annual Report on Form 10-K. The summary historical statement of operations data for the year ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from Pathnet, Inc.‘s audited financial statements that are not included elsewhere in this Annual Report on Form 10-K.

                                                                     Year Ended December 31,
                                          -----------------------------------------------------------------------
                                              1996           1997            1998          1999             2000
                                          -----------    -----------    ------------   ------------    --------------

Statements of
  Operations Data:
Revenue..............................     $     1,000    $   162,500    $  1,583,539   $  3,311,096      $ 43,386,257
                                          -----------    -----------    ------------   ------------    --------------
Operating expenses:
 Cost of revenue ....................              --             --       7,547,620     12,694,909        49,502,318
 Selling, general and administrative.       1,333,294      4,247,101       9,615,867     14,669,747        38,429,805
 Contribution and reorganization
    expenses.........................              --             --              --      1,022,998         1,750,229

Impairment loss .....................              --             --              --             --       273,595,981

 Depreciation and amortization
    expense..........................           9,024         46,642         732,813      6,204,381        14,297,459
                                          -----------    -----------    ------------   ------------    --------------

Total operating expenses.............       1,342,318      4,293,743      17,896,300     34,592,035       377,575,792
                                          -----------    -----------    ------------   ------------    --------------
Net operating loss...................      (1,341,318)    (4,131,243)    (16,312,761)   (31,280,939)     (334,189,535)
Interest expense (a).................        (415,357)            --     (32,572,454)   (41,010,069)      (42,034,241)
Interest income......................          13,040        159,343      13,940,240     13,111,953         7,411,356
Write off of initial public offering
costs................................              --             --      (1,354,534)            --                --
Other income (expense), net..........              --         (5,500)          2,913        142,743          (983,041)
                                          -----------    -----------    ------------   ------------    --------------
Net loss.............................     $(1,743,635)   $(3,977,400)   $(36,296,596)  $(59,036,312)   $ (369,795,461)
                                          ===========    ===========    ============   ============    ==============

                                                                         As of December 31,
                                          ---------------------------------------------------------------------------
                                              1996           1997            1998          1999             2000
                                          -----------    -----------    ------------   ------------    --------------

Balance Sheet Data:
Cash, cash equivalents and marketable
securities excluding marketable
securities pledged as collateral (b)..    $ 2,318,037    $ 7,831,384    $227,117,417   $138,402,131    $   45,513,752
Property and equipment, net ..........         46,180      7,207,094      47,971,336    131,928,365       210,604,865
Intangible assets ....................             --             --              --             --         1,421,475
Total assets .........................      2,365,912     16,097,688     365,414,129    320,535,987       298,022,486
Long-term obligations (c).............             --             --     346,212,125    349,714,404       417,755,815
Total liabilities ....................        145,016      5,892,918     366,492,370    380,303,073       472,141,495
Redeemable preferred stock ...........      4,008,387     15,969,641      35,969,639     35,969,639        62,932,614
Stockholders' equity (deficit) .......     (1,787,471)    (5,764,871)    (37,047,880)   (95,736,725)     (237,051,623)
--------------------------

(a)      The 1996 expense relates to the beneficial conversion feature of a loan at December 31, 1996.
(b)      Cash, cash equivalents and marketable securities include investments in marketable securities available for sale.
(c)      As of  December  31,  2000  and  1999,  long-term  obligations  included  other  non-current liabilities of $5,836,260 and
         $3,092,779, respectively.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should assume for purposes of this section that all references to our business, our actions or conditions affecting us prior to March 30, 2000 are references to Pathnet, Inc.'s business, actions or conditions affecting Pathnet, Inc. Unless we indicate otherwise, references to our future business, strategies, or plans, are references to our consolidated business, strategies or plans. You should read the following discussion and analysis in conjunction with our combined financial statements and related notes included in this Annual Report on Form 10-K. You can find additional information concerning our businesses and strategic investments and alliances in the section of this Annual Report on Form 10-K entitled "BUSINESS."

Overview

        The accompanying consolidated financial statements and financial information have been prepared assuming that we will continue as a going concern. However, we have incurred significant losses since our founding and our cash resources and expected revenues from operations are insufficient to meet our existing obligations and our long-term needs for continuing operations. We have been unable to obtain sufficient additional financing to sustain our operations. Consequently, on April 2, 2001 we, along with several of our subsidiaries, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court of the District of Delaware. We have petitioned the court to allow us to operate our business as debtors-in-possession. There is substantial doubt as to our ability to continue as a going concern. We are currently pursuing a strategic alternative and will continue to pursue any other alternative that may be available to us, including a potential sale of all or a substantial portion of our business or assets, and a liquidation of the remainder.

Liquidity and Capital Resources

Background

        Our business strategy has been to develop and operate a telecommunications network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. In pursuing this strategy, we entered into strategic relationships with owners of telecommunications assets and co-development partners, developed and constructed our digital backbone network, and negotiated collocation and interconnection agreements and installed collocations and interconnection agreements off our backbone network.

        We have funded our network development and operations primarily through private placements of $99.0 million of equity securities, $338.7 million of net proceeds raised from the issuance of notes issued in April 1998, and vendor financing facilities negotiated with Nortel Networks and Cisco Systems Capital Corporation. In addition, we have generated revenue from management services (which we do not anticipate providing in the future) related to the construction of our digital network, sales of infrastructure, wholesale transport services and local access services.

        Our expenses to date have been significant and they include network design and construction expenses (including conduit, fiber, cable, construction services and acquisition right of way), local exchange carrier charges, leasing capacity, and maintenance. We have incurred general and administrative expenses typical of other telecommunications service providers. In the twelve months ended December 31, 2000, we incurred significant impairment of our right of way assets, our microwave network and our remote collocation sites. In addition, we incurred expenses associated with the depreciation of property, plant and equipment.

        Since the beginning of 2000, we have made significant efforts to obtain additional financing, including the following:

  On March 30, 2000, we completed a strategic investment transaction with Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. We received the right to develop over 12,000 miles of these investors’ rights of way holdings. In addition to contributing some of the rights of way access, Colonial made a contribution of $68.0 million cash in return for equity and a single fiber optic conduit. This transaction is discussed in greater detail elsewhere in this annual report on form 10-K, including the section entitled “Certain Relationships and Related Transactions.”

  In May 2000, we engaged Goldman Sachs Group Inc. to advise us on potential equity investment avenues to help us fund our business plan. Goldman Sachs continued to help us look for equity contributions through March 2001, at which point, they terminated our engagement.

  During the year, we have, at different times, actively engaged in strategic discussions with a number of companies to either contribute capital or purchase or merge with the company. Our prospective partners have included telecommunications, energy and utility companies.

  During the fourth quarter of 2000, we also actively explored selling all or substantially all of our interest in our fiber backbone routes.

  Credit Facility with Nortel

          In August 2000, our subsidiary, Pathnet Operating, Inc. ("POI") entered into a senior secured credit facility with Nortel Networks, Inc., that would provide it with vendor financing for the purchase of Nortel Networks telecommunications equipment and services. The agreement consists of a $210 million multiple-advance term loan facility and includes the following terms:

          •   The facility has a three year draw down period, a three year repayment period and consists of two $105 million tranches;

          •   The loans bear interest based upon an index plus a specified margin;

          •   Proceeds of the loans are used for the payment when due for purchases of Nortel Networks equipment and services for our telecommunications network.

          Principal of the loans is repayable in twelve quarterly installments, generally commencing on the earliest of June 30, 2003. The entire principal balance of the loans, plus all accrued but unpaid interest thereon, generally, are due and payable in on the third anniversary of the date on which the loans are fully funded.

          Amounts not drawn under the vendor facility will generally cease to be available to POI on June 30, 2003 or the date on which the loans are fully funded. The loans may be prepaid in whole or in part at any time subject to notice provisions acceptable to the lenders, payment of LIBOR breakage costs and a minimum prepayment amount of $1 million.

          POI paid an origination fee for the first tranche of $105 million and will owe an origination fee on the second tranche on the date on which the first tranche has been fully funded and an advance against the second tranche is requested. In addition, POI pays a commitment fee on unused commitments, due quarterly in arrears.

          We currently have $28.5 million drawn on the Nortel facility.

  Credit Facility with Cisco

          In September 2000 POI entered into a senior secured credit facility with Cisco Systems Capital Corporation that would provide it with vendor financing for the purchase of telecommunications equipment and services. In February 2001, POI and Cisco agreed to expand this facility. The agreement, as amended consists of a $95 million term debt divided into three tranches and includes the following terms:

          •   The first tranche is $60 million, to be used for the purchase of Cisco Systems telecommunications equipment and services;

          •   The second tranche is $10 million, to be used to finance the additional costs associated with the network installation and integration of networking hardware;

          •   The third tranche is $25 million, to be used to finance the additional costs associated with the network installation and integration of networking hardware;

          •   The loans bear interest based upon an index plus a specified margin;

          Principal of the loans is repayable in sixteen quarterly installments, commencing on the second anniversary of the closing date (September 2003). The entire principal balance of the loans, plus all accrued but unpaid interest thereon, are due and payable in full on the sixth anniversary of the date on which the vendor facility was executed.

          Amounts not drawn under the vendor facility will cease to be available to POI twenty four months after the closing date of the vendor facility. The loans may be prepaid in whole or in part at any time subject to payment by borrower of lender's expenses incurred by lender in obtaining or liquidating or re-employing deposits or other funds to fund or maintain the loans.

          POI paid a closing fee for the facility. In addition, POI pays a commitment fee on unused commitments, due quarterly in arrears, along with a facility fee.

          We currently have $35.4 million drawn on the Cisco facility.

          In concert with searching for capital, we pursued opportunities that would allow us to utilize our right to develop right of way. We negotiated with potential partners on projects that would allow us to procure fibers on new routes in return for contributing the rights of way. In addition, we pursued dark fiber swaps, which would allow us to extend our network footprint with minimal capital requirements.

          As of December 2000, we had been unsuccessful in raising sufficient capital to continue to fund our prior business plan. With our capital constrained, we decided to abandon our strategy of developing our right of way, otherwise expanding our network, and operating our network indefinitely. Our current plan calls for us to continue to operate our business for a relatively short time as we explore opportunities that may be available to us, including selling all or a substantial portion of our business or assets. If we are unable to sell of all of our business or assets, we currently intend to liquidate what is left.

Current Financial Condition and Strategy

        We have incurred significant operating and net losses as a result of the development and operation of our network. As of December 31, 2000, we had approximately $472.1 million of indebtedness outstanding and total stockholders' deficit of $237.1 million. In the fiscal year ended December 31, 2000, we incurred losses from operations of $334.2 million and net losses of $369.8 million, which included an impairment charge of $273.6 million. Capital expenditures were approximately $109.7 million for the twelve months ended December 31, 2000. As of December 31, 2000 we had capital commitments of approximately $27.8 million relating to the development of our network pursuant to existing agreements. We expect that our operating losses will continue as we operate our network. As of December 31, 2000 we had $45.5 million of cash and cash equivalents and marketable securities available for sale.

        As a result of our losses and our inability to secure additional financing in the current market environment, we, along with several of our subsidiaries, filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. We do not currently plan to incur additional indebtedness in operating our business during our bankruptcy cases. Nonetheless, as a result of our filing for protection under the bankruptcy law, we will not be able to make any of our debt service requirements that are outstanding with the exception of certain capital lease obligations. Among other things, a semi-annual interest payment is due on April 15, 2001 on the senior notes that Pathnet, Inc. issued and we guaranteed. Neither we nor our Pathnet, Inc. subsidiary will be able to use our remaining funds to pay the semi-annual interest payment due on those notes. We have other significant debt service obligations, most of which will not be met. All of these amounts may be discharged in bankruptcy, subject to distribution of proceeds from the sale of our assets.

         We estimate that the business plan would require additional financing of approximately $150 to $200 million dollars to complete the expansion of our network. We have not been successful in obtaining such funding and do not foresee obtaining such funding in the future.

         Due to our inability to obtain sufficient resources -- either from our revenues or financing -- we have dramatically altered our plans, as we have described elsewhere in this annual report on form 10-K. During our bankruptcy proceeding, we will continue to operate the active portions of our network to the extent feasible (unless the bankruptcy court determines that we may not) and we expect to generate some revenue from these operations. As part of our current strategy, we expect to incur only those capital expenditures that will enhance the value of our business or assets.

         Although we intend to keep current management in place through the bankruptcy proceeding, we cannot be sure that we will be able to do so. We believe that our filing of bankruptcy petitions and the strategic staff reductions made by us on March 30, 2001 may adversely affect our ability to retain employees and customers, to generate revenues, and operate our business. We may be required to terminate construction of new and uncompleted portions of our network and to terminate the operation of all or a portion of our current business.

         While we operate our network, we are actively exploring the possible sale of all, part or parts of our business or assets. If we are unable to complete appropriate transactions, we anticipate that we would sell all or a portion of our ongoing business operations and assets, liquidate our remaining assets, and cease operations. If the costs of conducting our operations during our bankruptcy case are greater than we expect or it takes longer than we expect to find a buyer for our business or assets, our inability to obtain additional financing could lead us to terminate our operations or to liquidate our remaining assets sooner than we expect.

Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

During the year ended December 31, 2000, we completed our reorganization, which included our acquisition of rights of way and cash from our investors. We also continued to focus on:

    expanding the number of cities and collocations in our network, building out our fiber network,
    obtaining the regulatory approval and entering into interconnection agreements in each of our target markets to enable us to obtain unbundled network elements and central office space from existing local telephone companies, expanding our product line, and
     developing our infrastructure including the hiring of key management personnel.

         Revenue.   For the twelve months ended December 31, 2000 and 1999, we generated revenues of approximately $43.4 million and $3.3 million, respectively. This increase is mainly attributable to revenues from our construction management services, which were approximately $38.3 million in 2000 as compared to approximately $898,000 in 1999. Revenue from telecommunications services more than doubled in 2000 to approximately $5.0 million as compared with approximately $2.4 million in 1999. The increase in revenue from construction services arises mainly from our co-development agreement with Caprock Communications (“Caprock”) entered into during the fourth quarter of 1999 and Tri-State Generation and Transmission Association, Inc. (“Tri-State”) entered into during the third quarter of 1999. The increase in telecommunications services revenue is a result of an increase in the number of circuits sold.

         Cost of revenue.   Expenses for telecommunications services primarily consist of the cost of operating the Company’s network, local exchange carrier access charges and the cost of leased capacity. For the twelve months ended December 31, 2000 and 1999, we incurred telecommunications services costs of approximately $14.7 million and $8.2 million, respectively. The increase is related to operating expenses as we put more of our network into service.

        Expenses for construction services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. For the twelve months ended December 31, 2000 and 1999, the Company incurred construction services costs of approximately $34.8 million and $4.5 million, respectively. The increase arises from the co-development of our route with Caprock and Tri-State.

        Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. For the twelve months ended December 31, 2000 and 1999, SG&A expenses were $38.4 million and $14.7 million, respectively. The increase is attributable to additional staff costs incurred as we continued to develop our infrastructure, along with administrative costs related to obtaining regulatory status and deferred compensation expense for stock options.

         Reorganization expenses.    Reorganization expenses are those expenses associated with the strategic investment transaction we completed in March 2000. Expenses for the transaction were $1.8 million and $1.0 million for the twelve months ended December 31, 2000, and 1999, respectively.

         Impairment loss.    For the twelve months ended December 31, 2000, we incurred an impairment loss of approximately $273.6 million. This loss was primarily a result of an indefinite delay in the rollout of our DSL product, a periodic evaluation of the recoverability of our long-lived assets, and a reevaluation of our business strategy in light of market conditions and our funding needs. There were no comparable transaction costs for the similar periods in 1999.

         Depreciation expenses.   For the twelve months ended December 31, 2000 and 1999, depreciation expenses were $14.3 million and $6.2 million, respectively. The increase is associated with more of our network coming on line.

         Interest Expense.   Interest expense for the twelve months ended December 31, 2000 and 1999 was approximately $42.0 million and $41.0 million, respectively. Interest expense primarily represents interest on Pathnet's 121/4% Senior Notes due 2008 issued in April 1998 together with the amortization expense related to bond issuance costs in respect to those notes and the amortization expense related to deferred financing costs.

         Interest Income.   Interest income for the twelve months ended December 31, 2000 and 1999 was approximately $7.4 million and $13.1 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on the senior notes.

Year ended December 31, 1999 compared to year ended December 31, 1998

         During the year ended December 31, 1999, we continued to focus on:

  developing relationships and strategic alliances with owners of valuable telecommunications assets such as rights of way and with co-development partners,

  building out our network,

  obtaining the regulatory status and entering into interconnection agreements in each of our target markets to enable us to obtain unbundled network elements and central office space from the ILECs, and developing our infrastructure including the hiring of key management personnel.

         Revenue.   For the twelve months ended December 31, 1999 and 1998, we generated revenues of approximately $3.3 million and $1.6 million, respectively. This increase is attributable to revenues from our sales of telecommunications services, which were $2.4 million in 1999 compared with approximately $165,000 in 1998. We expect that a substantial portion of our future revenue will be generated from our sale of wholesale transport services, local access services and backbone infrastructure services.

         Operating Expenses.   For the twelve months ended December 31, 1999 and 1998, we incurred operating expenses of approximately $34.6 million and $17.9 million, respectively. The increase is primarily a result of additional staff costs incurred in developing our infrastructure, depreciation expenses as more of our network came on line and administrative costs related to obtaining regulatory status. Cost of revenue reflects direct costs we incurred in performing construction and management services and providing telecommunications services.

        Interest Expense.   Interest expense for the twelve months ended December 31, 1999 and 1998 was approximately $41.0 million and $32.6 million, respectively. Interest expense primarily represents interest on the notes issued in April 1998 together with the amortization expense related to bond issuance costs in respect of the notes and the amortization expense related to deferred financing costs.

        Interest Income.   Interest income for the twelve months ended December 31, 1999 and 1998 was approximately $13.1 million and $13.9 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on our notes in April and September of 1999.

Year ended December 31, 1998 compared to year ended December 31, 1997

         During the twelve months ended December 31, 1998, we focused on (1) developing relationships and strategic alliances with owners of valuable telecommunications assets such as rights of way and with co-development partners, (2) building out our network, and (3) hiring key management and other personnel.

        Revenue.   Substantially all of our revenue for the year ended December 31, 1998 consisted of fees received for services we provided to our wireless co-development partners, including analysis of existing facilities and system performance, advisory services relating to personal communication system (or PCS) provider spectrum relocation matters, and turnkey network construction and management services. For the years ended December 31, 1998 and 1997, we generated revenue of approximately $1.6 million and $162,500, respectively. This increase was attributable to fees we received for performing construction and management services primarily for one customer.

        Operating Expenses.   For the twelve months ended December 31, 1998 and 1997, we incurred operating expenses of approximately $17.9 million and $4.3 million, respectively. This increase results primarily from accelerating the buildout of our network and additional staff costs incurred in developing our infrastructure. Cost of revenue reflects direct costs we incurred in performing construction and management services and providing telecommunications services.

        Interest Expense.   Interest expense for the twelve months ended December 31, 1998 was approximately $32.6 million. We had no interest expense for the twelve months ended December 31, 1997. Interest expense primarily represents interest on the notes together with the amortization expense related to bond issuance costs in respect of the notes.

        Interest Income.   Interest income for the twelve months ended December 31, 1998 and 1997 was approximately $13.9 million and $159,300, respectively. The increase in interest income represents interest earned on the proceeds of the notes issued in April 1998.

Risk Factors

         Our actual results could differ materially from those anticipated in forward- looking statements made in this section and throughout this annual report on form 10-K as a result of many factors. You should carefully consider such factors, including the following risk factors, together with all of the information included and incorporated by reference in this form 10-K.

Risks Relating To Operations

We have filed voluntary petitions under Chapter 11 of the Bankruptcy Code, which could result in the termination of our operations, the liquidation of our assets, and the loss of all or a portion of your investment.

         Since our inception we have sustained significant operating and net losses from the construction and deployment of our network and related business operations. As a result of these losses and our inability to secure additional sources of financing to cover them, we and several of our subsidiaries have filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the Chapter 11 cases, we have petitioned the court to allow us to continue operating our business as debtors-in-possession. While we expect to be permitted to operate our business as debtors-in-possession, we cannot assure you that our petitions will not be dismissed or converted to Chapter 7, under which our assets would be liquidated. If our petitions are not dismissed and our Chapter 11 cases are not converted to Chapter 7, we intend to sell all, part or parts of our business. If we sell only a portion of our business or assets, we expect to liquidate our remaining assets and to cease operations. If our Chapter 11 petitions are dismissed, we may be forced to liquidate our business more quickly. If our Chapter 11 cases are converted to Chapter 7, we will cease to operate as debtors-in-possession and a bankruptcy trustee will be appointed to liquidate our assets for us. In any of these events, we do not expect to generate sufficient cash to repay your investment in full.

Neither we nor our subsidiary Pathnet, Inc., intends to use our funds to pay the April 15 interest payment on the pathnet senior notes.

        Our subsidiary Pathnet, Inc. issued senior notes in 1998, and we have guaranteed Pathnet, Inc.'s obligations under those notes. A semi-annual interest payment is due on the notes on April 15, 2001. Neither we nor our Pathnet, Inc. subsidiary will be able to use our remaining funds to pay the semi-annual interest payment due on the Pathnet notes.

Our liabilities are significantly greater than our assets, and in the event of our liquidation, the amount available for recovery on our indebtedness is likely to be substantially less than the face value of our debts, which could result in the loss of all or part of your investment.

        Based on the current value of our assets in the telecommunications market, we believe that our liabilities far exceed the fair market value of our assets. The market value of such telecommunications assets has declined substantially over the past several months and we cannot predict whether this decline will continue. In the event of our liquidation, we believe that our equity would have no value, and any sale or restructuring of our business would be unlikely to result in any residual value for the current holders of our capital stock. Because we do not currently know whether we will be able to sell our business or a part of it as a going concern, or will only be able to liquidate and sell our assets, we cannot predict the value of any recovery to the holders of our debt.

The holders of our unsecured debt will likely receive substantially less than the holders of our secured debt

        A substantial portion of our assets and the assets of our subsidiaries is pledged to secure our indebtedness obligations to equipment vendors and construction contractors. Under applicable law, secured creditors will have a priority claim to recoveries upon the sales of these assets, and our unsecured creditors will recover only from those assets remaining after the satisfaction of our secured debts. As a result, we believe that the value of our assets in a liquidation would be substantially less than the face value of our unsecured debt.

We cannot predict the timing of our bankruptcy case, its impact on our business, or the ultimate outcome of our case, all of which could adversely affect the value of our obligations.

        We currently expect to complete our bankruptcy case during the third quarter of 2001. However, the participation of our creditors and the bankruptcy court in our case means that we have little ability to control the timing and outcome of our case. We cannot assure you that the outcome or timing of our case will not adversely affect the ongoing portions of our business or our ability to pay our creditors. We currently intend to continue operating the active portions of our network during our bankruptcy case, to the extent feasible and consistent with our obligations as debtors-in-possession. However, our filing of bankruptcy petitions may adversely affect our ability to retain employees and customers, to generate revenues, and to operate our business. In addition, because of our bankruptcy filing and financial condition, our competitors may elect to pursue our customers more aggressively, further hampering our ability to retain our customers and convert our revenue backlog into revenue. We may be required to terminate construction of new and uncompleted portions of our network and to terminate the operation of all or a portion of our current business. Because we cannot predict the timing of such developments or the length of time that it will take to complete the orderly disposition of our business or assets, we cannot ensure that we will have sufficient employees or funds to enable us to continue operations and to complete the orderly disposition of our assets through the conclusion of the bankruptcy process.

We may be unable to secure additional financing for our business, which could affect the outcome of our bankruptcy case.

        Although we have been pursuing potential sources of additional financing to fund our ongoing business operations, we have not been successful in these efforts to date. If the costs of conducting our operations during our bankruptcy case (including the costs that we will incur in connection with the bankruptcy case) are greater than we expect or it takes longer than we expect to find a buyer for our business or assets, our inability to obtain additional financing could lead us to terminate our operations or to liquidate our remaining assets sooner than we expect.

We are exploring strategic opportunities for the company, but cannot be sure that we will be able to reach appropriate agreements.

         We are exploring strategic opportunities for the disposition of all or a substantial portion of our current business or assets. Since this process is ongoing, we cannot assure you that we will be able to reach agreement with third parties over the definitive terms of any strategic agreements. Nor can we assure you that if an agreement is reached, we will be able to complete an acceptable strategic transaction. Because we have filed for bankruptcy protection, we would have to obtain bankruptcy court approval of any transaction outside the ordinary course of business. If we are unable to enter into an appropriate agreement, it is likely that we will not be able to meet all or some of our obligations, and we may be required to cease operations and liquidate our assets. Further, if we were to sell a substantial portion of our business or assets, we may be unable to operate our remaining businesses and could be required to liquidate our remaining assets.

We may be unable to retain sufficient qualified personnel, and the loss of any of our key employees could materially and adversely affect our ability to operate our network and implement our business strategy.

         Our products and services are technical in nature, and the market for employees in the telecommunications industry is competitive and dynamic. As a result, our ability to maintain and operate our network effectively and to retain the overall value in our assets will depend in significant part on our ability to retain a substantial number of highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. The filing of the bankruptcy petitions and the strategic staff reductions made by us on March 30, 2001 likely will have a negative effect on our ability to retain (and if necessary, in the short term to attract new) employees. We expect that a number of employees may leave the company in light of its current posture and future prospects. In addition to our bankruptcy filing, we have experienced, and we expect to continue to experience, significant and increasing competition from other companies in attracting and retaining personnel who possess the skills that we require. We therefore may be unable to retain senior management, other key employees, or other skilled personnel in the future. Losing key employees could have a material adverse effect on our ability to implement the essential components of our bankruptcy plan.

The loss or interruption of relationships with or services from key suppliers and third-party contractors could increase costs associated with the operation of our network.

         We depend on third-party suppliers for a number of components and parts used in our network. The filing of the bankruptcy petitions could have a negative effect on our ability to obtain these components and parts as long as we maintain and operate our network. Further, we may be unable to obtain supplies or services from our usual suppliers for reasons beyond our control. Any nationwide shortage, or extended interruption in the supply of any of the key components, change in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into the network could further disrupt our operations and affect the value of our assets.

We operate in a rapidly evolving industry and our business and financial performance may suffer if market and technological developments render our chosen technologies and strategies obsolete or unresponsive to market demand.

        Our business strategy is to provide an integrated bundle of telecommunications services. We operate in a rapidly evolving industry. As a result our business will be subject to a variety of factors in addition to those described in the other "risk factors" set forth in this Annual Report on Form 10-K. These additional risks include:

    market pricing pressures for the services and products we offer;
     operating and technical problems; and
    variations in market growth rates for our products and services.

         These factors could adversely affect our business strategies by affecting our ability to enter into a strategic transaction, increasing the cost and difficulty of continuing to operate our network, or making it more difficult for us to realize funds upon the sale of our business or assets.

If we do not successfully manage our strategic alliances and joint ventures our financial and operational performance may be adversely affected, and the value of our jointly owned assets may be impaired.

         To operate our network, we must maintain our existing strategic alliances and joint ventures. Our financial circumstances and the consequences of filing of our bankruptcy petitions may cause us to breach our obligations to strategic alliance or joint venture partners. As a result, to realize the value of our strategic alliances in any sale or other disposition of our business or assets in our bankruptcy case, we may need to enter into negotiations with these partners to permit us to sell our interests in such alliances and joint ventures. If we are unable to reach such agreements, the value of our assets associated with these joint ventures and alliances may be impaired.

We agreed to indemnify BNSF, CSX and Colonial from certain losses and liabilities in deploying and operating our network, and these losses and liabilities could be significant.

         In the agreements by which we obtained certain of our rights of way we agreed to release and indemnify BNSF, CSX and Colonial from claims, losses or liabilities resulting from damage to property, personal injury to personnel, and many other circumstances while we construct and operate our network. In some cases, our release and indemnity applies even to circumstances outside of our control, including where the claim, loss or liability arises from the negligence or gross negligence of BNSF, CSX, Colonial or their employees or contractors within their control. We have constructed our network on only a very small percentage of the right of way that we acquired, and our current business plan does not call for any additional construction on this right of way. Nonetheless, if our insurance coverage is inadequate, or unavailable to cover existing but unreported claims arising from the construction that has already taken place, we could be exposed to significant losses and liabilities, and these liabilities would further erode the amounts available to repay your investment.

A portion of our telecommunications network has been constructed on rights of way acquired from BNSF, CSX and Colonial and may not be assignable to third parties without appropriate consent.

         Each of the agreements in which we obtained right of way from BNSF, CSX and Colonial contain provisions restricting the assignment of these agreements to third parties. It is unclear whether BNSF, CSX and Colonial would agree to such assignments. However, the bankruptcy court may be able to authorize the assignment of such agreements to a third party, notwithstanding such assignment provisions. The law is unsettled in this area and while we believe that a transfer by the bankruptcy court may be possible, we cannot be sure that these assets could be assigned to any potential purchaser absent the consent of the appropriate entity.

A portion of our telecommunications network is constructed on rights of way used by railroad and a utility and those could affect our ability to provide our services.

         BNSF, CSX and Colonial use the rights of way on which we have installed a portion of our telecommunications network for railroad and pipeline purposes. Events could occur, including the derailment of a train, the breach of a pipeline or damage resulting from track or pipeline maintenance or construction that could interrupt telecommunications services on or otherwise damage our network. If any of those events occur, our ability to provide telecommunications services to our customers could be compromised, and our relationship with those customers could be seriously damaged.

Risks Relating To Our Financing

We have filed voluntary petitions in Bankruptcy Court and we expect negative operating cash flows and substantial operating losses for the foreseeable future.

         As discussed above, we, along with several of our subsidiaries, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As stated above, we believe that this could make it difficult for us to obtain additional financing. We have incurred operating losses and negative cash flow since inception. From August 25, 1995 through December 31, 2000, our operations have resulted in cumulative net losses of $471.3 million. We expect to incur continued operating losses and negative cash flow as we continue operating the business during our bankruptcy case. If these losses increase, or if the bankruptcy case takes longer than we expect to complete, we may be unable to fund our operations as planned during our bankruptcy case, leading to a further decline in the value of our assets and further impairing the amount available as a recovery of your investment.

We have guaranteed and may in the future incur a substantial amount of debt that could lead to a further impairment in the value of assets remaining to satisfy your claims.

         As of December 31, 2000 we had approximately $472.1 million of indebtedness outstanding and total stockholders' deficit of $237.1 million. We do not currently plan to incur additional indebtedness in operating our business during our bankruptcy case, but if we did incur any such debt, it would likely be senior to your claims for payment on the Pathnet Inc. notes. The priority payment of any senior indebtedness would reduce the pool of assets available to repay your notes.

We may not have sufficient funds from our own cash flow or other sources to service our debt.

         We do not expect to be able to meet our debt obligations under our guarantees, nor do we expect Pathnet Inc. independently to be able to satisfy its payment obligations under the notes. If we fail to satisfy the requirements of our debt agreements, we will be in default. Moreover, the filing of the Chapter 11 cases constitutes a default under the notes and guarantees. A default under the notes, which may include a material default under other indebtedness, permits the holders of the notes (and other debt for which we will be directly or indirectly responsible) to require payment before the scheduled due date of the debt, resulting in further financial strain on us and causing additional defaults under our other indebtedness.

Although the Company’s notes are referred to as “Senior Notes” they are, and will continue to be, effectively subordinated to our secured debt.

         The notes are unsecured and therefore are effectively subordinated to any secured debt we may incur to the extent of the value of the assets securing that debt. Pursuant to our bankruptcy filing, our assets that serve as collateral will be available to satisfy the obligations under any secured debt before any payments are made on the notes, unless the lien that secures such debt is capable of avoidance under the bankruptcy laws. If there is any shortfall after the application to the secured claims of the net proceeds of these assets, our secured creditors would have a claim for that shortfall ranking equally with the noteholder's claim against us under the guarantees.

We depend on payments from our subsidiaries to repay our debts, and other creditors of our subsidiaries other than Pathnet, Inc. will have claims against the assets of those subsidiaries that may be structurally senior to the notes.

         We are a holding company that receives a substantial part of our revenues from our subsidiaries. Our ability to obtain payments from our subsidiaries may be restricted by the profitability and cash flows of our subsidiaries and laws relating to the payment of dividends by a subsidiary to its parent company. If our subsidiaries are unable to pay dividends, we may be unable to service our debt, including our obligations under the supplemental indenture and the guarantees. Moreover, some of our subsidiaries have filed for bankruptcy protection, and each of their creditors will generally be entitled to payment of their claims from the assets of that subsidiary before any assets are made available for distributions to us, except to the extent we may also have a claim as a creditor that is not otherwise subordinated. In that situation, creditors of our subsidiaries and holders of preferred stock, if any, of our subsidiaries, have claims on the assets of the subsidiaries with priority over our claims.

Other than Pathnet, Inc., our subsidiaries do not guarantee nor are otherwise responsible for making funds available to us or to Pathnet, Inc. to make payments on the notes or guarantees.

         Like the notes, the rights under the guarantees are structurally subordinated to both secured and unsecured debts of our subsidiaries other than Pathnet Inc. Under the terms of the existing indenture, Pathnet Inc. formed new subsidiaries that are separate legal entities with no obligations under the notes. The supplemental indenture extended this structure to us. They have no obligation under the supplemental indenture or the guarantees to make payments or to provide dividends or other funds to us or Pathnet, Inc. to permit us to make payments on the notes or guarantees.

Pursuant to vendor financing arrangements we formed subsidiaries with substantial assets that are not obligated to guarantee the notes.

         In order to take advantage of vendor financing in constructing our network, we formed a new subsidiary and contributed to this subsidiary a substantial portion of our fiber assets and rights of way and included additional cash contributions. This subsidiary does not guarantee the notes.

Our indebtedness contains restrictive covenants, which could expose us to additional defaults and restrict our operations.

         By entering into the supplemental indenture, we became subject to a number of restrictive covenants parallel to those contained in the indenture and applicable to Pathnet Inc. These restrictions affect, and, in certain cases significantly limit (and in some cases prohibit), among other things, our ability and the ability of our subsidiaries to:

     incur additional indebtedness;
     create liens;
     make investments;
     pay dividends;
     issue stock; and
     sell assets.

         These restrictive covenants may also adversely affect our ability to finance our future operations or capital needs, or to engage in other business activities that may be in our interest.

         As we have stated above, the filing of our bankruptcy petition constitutes a default under the supplemental indenture. However, the automatic stay imposed by the Bankruptcy Code upon the filing of the bankruptcy petition generally prevents persons from taking any action against companies subject to Chapter 11 protection without relief from the bankruptcy court.

Provisions in our certificate of incorporation and bylaws, the Stockholders Agreement to which it is a party and the terms of the Indenture and Supplemental Indenture could hinder investment in us or acquisition of us or our assets.

         Our certificate of incorporation, bylaws and stockholders agreement contain provisions that will make any acquisition or investment in us or our business or assets more difficult, including restrictions on sales of assets without certain approvals of the holders of our equity. Our ability to attract purchasers of our business or assets may be hindered because of these provisions, thereby limiting our ability to sell portions of our business or assets as we may plan. However, as a result of seeking Chapter 11 protection, under federal bankruptcy law, we may be permitted to take certain actions with the approval of the bankruptcy court and/or with the approval of certain majorities of creditors and parties-in-interest that ordinarily would be restricted or prohibited by the terms of our certificate of incorporation, the bylaws, the indenture or the supplemental indenture.

Risks Relating To Our Network Business

We may not be able to maintain appropriate rights of way and other access rights that we may need to operate our network which would limit our ability to implement our business plan, depriving us of a source of revenue necessary to implement our business plan.

         Whether as the result of our financial circumstances, the filing of our bankruptcy petitions, or independently as the result of property disputes, we cannot assure you that we will continue to have access to existing rights of way, leases and licenses after the expiration or termination of our current agreements, or that we will obtain additional rights necessary to operate our network on reasonable terms. In addition, if a franchise, license or lease agreement is terminated and we are forced to remove or abandon a significant portion of our network, our business, results of operations and the value of our underlying assets available for liquidation will be materially and adversely affected.

Third-party challenges to our use of rights of way obtained from others may delay, hinder or otherwise limit the operation of our network, depriving us of the revenues necessary to implement our business plan.

         To maintain our fiber optic and wireless network, we have obtained easements, leases, rights of way, franchises and licenses from various private parties, including railroads, pipelines, utilities, actual and potential competitors and local governments. Some of our agreements with right-of-way providers require us to acknowledge that others who question the right-of-way providers' ownership claim to the easement or property right may challenge our claim to the rights of way being granted. Third parties have challenged, and it is possible in the future that additional third parties may challenge, our use of rights of way obtained by or from others. If we are unable to resolve any of these challenges, or if the cost of addressing them is higher than we contemplate, these challenges may hinder or delay the sale of our business or assets. However, the automatic stay imposed by the Bankruptcy Code upon the filing of our bankruptcy petition generally prevents a person from taking any action against companies subject to Chapter 11 protection without relief from the bankruptcy court. Please see our discussion above of our bankruptcy proceeding.

If we are unable to maintain permits and agreements necessary to operate our network, we may be unable to generate sufficient revenues.

         We cannot guarantee that we, or our operating companies or partners, will be able to maintain existing permits, pole attachment and conduit use agreements needed to operate our network and provide our planned products and services. Our failure to maintain necessary permits, pole attachments and conduit use agreements could have a material adverse effect on our ability to operate our network. The filing of our bankruptcy petition may result in the cancellation or termination of all or a portion of these permits and agreements.

Disagreements with our co-development partners or difficulties we may experience in our other strategic relationships could hinder the operation of our network.

        As part of our business strategy we formed strategic alliances and relationships which allowed us to enter certain markets for telecommunications services sooner than if we had made the attempt independently.

        Any disagreements with our co-development partners or companies with which we have a strategic alliance could impair or adversely effect our ability to conduct our business. In addition, the bankruptcy or insolvency of a co-development partner could result in the termination of its agreement with us and any related right of way agreements. It is possible that our own bankruptcy filing will have a negative effect on these relationships. In some cases it could lead to the termination of the relationship. The effect of those terminations or the failure of a co-development partner to make required capital contributions would have a material adverse effect on us.

If existing local telephone companies on whom we depend for interconnection and other network elements refuse to cooperate or fail to perform their agreements with us, we may be prevented from operating our network.

        We interconnect with and use existing local telephone companies' networks to provide local access services to our customers. This strategy presents a number of challenges because we depend on existing local telephone companies to:

     allow us to use their technology and capabilities of their networks to service our customers;
     cooperate with us to provide and repair facilities; and
    provide the services and network components that we order, for which they depend significantly on unionized labor. Labor issues have in the past and may in the future hurt the existing local telephone companies’ performance.

         Our dependence on existing local telephone companies may make it more difficult to realize the full value of our businesses and assets that are associated with such relationships.

Wireless path failures or cable cuts on our network could interfere with our network operations, damage our relationships with our customers or expose us to liability.

        We do not have route diversity on our digital network to maintain services if a wireless path failure or fiber cable cut occurs. If we were to suffer a deterioration in the perceived quality or reliability of our service as a result of a path failure, cable cut, or other network outage, our customer relations would be materially adversely affected and we could be exposed to liability claims.

Risks Relating To Our Industry

Our business and industry are very competitive and increased competition could require us to lower our prices or provide more expensive service that would adversely affect our financial performance.

        Our segment of the telecommunications industry is extremely competitive, particularly with regard to price and service. Many of our existing and potential competitors have significantly greater financial, personnel, marketing and other resources than we do. For example, some of our competitors have already made substantial long-term investments in the construction of wireless and fiber optic networks and the acquisition of bandwidth. Many of our competitors also have the added competitive advantage of an established network and existing customer base. For example, some communications carriers and local cable companies have extensive networks in place that could be upgraded to fiber optic cable. Those companies also have more employees and more substantial capital resources to begin those upgrades. If communications carriers and local cable companies decide to equip their existing networks with fiber optic cable, they could become significant competitors to our business in a short period of time. In addition, because of our bankruptcy filing and financial condition, our competitors may elect to pursue more aggressively our customers, further hampering our ability to retain our customers and convert our revenue backlog into revenue.

If we encounter increased competition from existing and future telecommunications systems on routes where we provide infrastructure services and wholesale transport services, we may be unable to compete effectively for those services or we may need to reduce our prices in a manner that adversely affects our financial performance or the value of our assets.

        Other companies may choose to compete with us in our markets by selling or leasing network assets or wholesale transport services to our targeted customers. This competition could have a material adverse effect on our business. Our competitors for these products and services include:

     long distance companies, such as AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation;
     wholesale providers, such as Qwest Communications International Inc., Williams Communications Group, Inc., IXC Communications, Inc., DTI Holdings, Inc., Global Crossing Ltd. and Level 3 Communications, Inc.;
    existing local telephone companies, such as Qwest, BellSouth, Verizon and SBC, which currently dominate their local telecommunications markets and have obtained or may soon obtain, and in some instances have obtained authority to provide long distance services in certain of their local markets;
     competitive telecommunications companies often referred to as CLECs, such as ITC/Deltacom, Inc. and Metromedia Fiber Network, Inc.; and
     potential competitors capable of offering services similar to those we offer, such as communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone operators and large end users with private networks.

Additional competition from local telephone companies or other telecommunications service providers as they begin to provide or expand their local access services in the markets that we have targeted, may prevent us from achieving our sales goals or impair the value of our assets.

        Our principal competitor in the provision of local access services in each of our markets is the existing local telephone company. Although changes in federal law over the past few years afford us increased opportunities to compete in providing these services, some aspects of this law also benefit existing local telephone companies. In addition, potential changes in federal law regarding telecommunications services including legislative initiatives designed to make it easier for local telephone companies to offer data telecommunication services, could deprive us of some competitive advantages that we now enjoy, which could harm our business.

        Significant new competitors also could enter the local market through consolidation and strategic alliances in the industry, foreign carriers being allowed to compete in the U.S. market, technological advances, and further deregulation and other regulatory initiatives. The introduction of any of these new competitors into our markets for local services could materially and adversely affect our business or the value of our assets.

Our product and service offerings are subject to risks of industry over-capacity and resulting downward pricing pressures.

         Since shortly after the AT&T divestiture in 1984, the long-distance transmission industry generally has experienced over-capacity and declining prices. These trends have exerted downward pricing pressures on a number of telecommunications services, including our wholesale transport services, and we anticipate that prices for these services will continue to decline over the next several years because:

     existing long distance carriers and potential new carriers are constructing new fiber optic and other long-distance transmission networks;
    regulatory changes already permit some, and are likely in the future to permit other existing local telephone companies to provide long-distance services out-of-region;
    expansion and new construction of transmission networks, particularly optic cable networks, are likely to create substantial excess capacity relative to demand in the short or medium term; and
     recent technological advances may greatly expand the capacity of new fiber optic cable.

         Dramatic and substantial price reductions in the long distance industry, or an increase in the capacity of any of our competitors to provide transport services could require us to reduce our prices significantly or to revise the mix of products and services we plan to offer. Either of these results could adversely affect the value of our business or assets.

If we fail to recognize or make the investments necessary to keep pace with rapid technological changes, our services may become less desirable or obsolete and we may face higher costs or be required to sell our business or assets for less favorable prices.

         The telecommunications industry is characterized by rapid and significant changes in technology. We cannot predict the effect of technological changes on our business. The introduction of new products or technologies may reduce the cost or increase the supply of services similar to those that we provide, or could render those services and our network assets less desirable or even obsolete, reducing the amount recoverable on your investment.

Risks Relating To Regulation

Regulatory changes could require us to postpone or modify our business plans or deprive us of the means to establish our network in our target markets.

         Communications services are subject to significant regulation at the federal, state and local levels. Our business plans require us to exploit opportunities afforded by recent regulatory changes. However, the regulatory environment could adversely affect us in a number of ways, including:

           delays in receiving required regulatory approvals or the imposition of onerous conditions for these approvals;

           difficulties in completing and obtaining regulatory approval of interconnection agreements with existing local telephone companies; and

           enactment of new and adverse legislation or regulatory requirements or changes in the interpretation of existing laws or regulations.

        Many regulatory proceedings regarding issues that are important to our business are currently underway or are being contemplated by federal and state authorities. Changes in regulations or future regulations adopted by federal, state or local regulators, or other legislative or judicial initiatives relating to the telecommunications industry could cause our pricing and business models to fluctuate dramatically or otherwise could have a material adverse effect on us.

The FCC may implement the provisions of the Telecommunications Act of 1996 in a manner that is adverse to our business plan and strategies.

        The Telecommunications Act of 1996 was intended, among other things, to foster competition in the local telephone market. However, the FCC and the states are still implementing many of its rules and policies and it remains uncertain how successfully the Telecommunications Act will promote competition. Moreover, the Telecommunications Act and other recent federal laws regarding the U.S. telecommunications industry remain subject to legislative revision, judicial review, additional FCC rule-making proceedings and legislative revision. Our business strategy involves taking advantage of some of the competitive opportunities advanced by the Telecommunications Act. The FCC may promulgate regulations implementing, and Congress may enact legislation revising the Telecommunications Act that are adverse to our business.

If we are unable to maintain the necessary FCC licenses, we may be unable to operate the wireless portions of our network.

        Portions of our network are wireless, meaning that we provide access services via over-the-air microwave transmissions instead of through fiber optic cables. Our arrangements with certain of our wireless co-development partners contemplate that the wireless portion of our digital network will largely provide "common carrier fixed point-to-point microwave" telecommunications services under Part 101 of the FCC's rules. These services are subject to regulation by federal, state and local governmental agencies. Changes in existing laws and regulations governing our provision of these services could have a material adverse effect on our business, financial condition, and value of our assets.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Although all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. As of December 31, 2000, the fair value of our debt was approximately $45.5 million.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company’s financial statements and supplementary data, together with the report of the independent accountants, are included or incorporated by reference elsewhere herein. Reference is made to the “Index to Financial Statements” following the signature pages hereto.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The table below sets forth certain information concerning the directors and executive officers of the Company. Directors of the Company are elected at the annual meeting of stockholders. Executive officers of the Company generally are appointed at the Board of Directors’ first meeting after each annual meeting of stockholders.

Name                                         Age           Position(s) with Company
Richard A. Jalkut ..........................   56          President, Chief Executive Officer and Director
James M. Craig .............................   44          Executive Vice President, Chief Financial
                                                             Officer and Treasurer
William R. Smedberg, V......................   40          Executive Vice President, Corporate Development
Shawn F. O'Donnell .........................   35          Executive Vice President, Network Services
Mary McDermott..............................   46          Senior Vice President, General Counsel and Secretary
Peter J. Barris ............................   48          Director
Kevin J. Maroni ............................   38          Director
Patrick J. Kerins ..........................   45          Director
Stephen A. Reinstadtler ....................   34          Director
Randall Evans ..............................   53          Director
____________________________________

         Richard A. Jalkut has served as President, CEO and director of the Company since August 1997. Mr. Jalkut has over 30 years of telecommunications experience. From 1995 to August 1997, he served as President and Group Executive of NYNEX Telecommunications Group, where he was responsible for all activities of the NYNEX Telecommunications Group, an organization with over 60,000 employees. From 1991 until 1995, Mr. Jalkut served as President and CEO of New York Telephone Co. Inc., the predecessor company to NYNEX Telecommunications Group. Mr. Jalkut currently serves as a member of the board of directors of HSBC Bank USA, a commercial bank; Ikon Office Solutions, Inc., a company engaged in wholesale and retail office equipment; Digex Incorporated; and Home Wireless Networks, a start-up company developing a wireless product for home and business premises.

         James M. Craig has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 1999. Mr. Craig has 22 years of accounting and finance experience, including 15 years specifically in the communications industry. From February 1997 to April 1999, Mr. Craig served as the Senior Director Treasury Management for Omnipoint Communications, where he was responsible for corporate planning and forecasting. In this position, he also served as a point of contact for investment banks, sell-side analysts and rating agencies. Before that, Mr. Craig assisted in the launch of two start-up telecommunications companies, from February 1996 to February 1997 at UniSite and from September 1995 to February 1997 at National Telecom PCS, Inc. While with UniSite, he established regional and national alliances between UniSite and telecommunications tower owners. Mr. Craig also spent a total of 11 years, from 1983 to 1995, with MCI, holding positions such as Director of Wireless Communications, Director of Corporate Development, Director of Telecommunications Group Planning and Director of Corporate Treasury Group. From 1982 through 1983 and from 1977 through 1980, Mr. Craig served as a Senior Accountant at the Cowper Group and from 1980 to 1982 he practiced as a certified public accountant with Touche Ross and Co.

        William R. Smedberg, V joined the Company initially as a consultant in 1996, served as Vice President, Finance and Corporate Development of the Company from January 1997 to February 1999 and assumed the position of Executive Vice President, Corporate Development of the Company in March 1999. Before joining the Company, Mr. Smedberg served as Director, Strategic Planning and Corporate Development for Jamont, a European consumer products joint venture among Nokia Oy, Montedison S.p.A. and James River Corporation of Virginia, Inc., from 1991 to 1996, where he was responsible for Jamont’s corporate finance, strategic planning and corporate development.

        Shawn O’Donnell joined the Company in August 1999 and served as Senior Vice President of Engineering and Construction of the Company until August 2000 when he assumed the position of Executive Vice President, Network Services, in September 2000. Mr. O’Donnell has more than 14 years of engineering experience in the telecommunications industry. Before joining the Company, Mr. O’Donnell served as Director of Transmissions and Facility Standards and Engineering with MCI WorldCom from November 1996 to August 1999. In that position, he was in charge of a 340+ person team that was responsible for overall transmission and facility engineering for local, long distance and Internet networks. From April 1988 to November 1996, he also held a variety of other positions at MCI WorldCom, including Senior Manager of Transmission Engineering Implementation and Senior Manager of Switched Network Planning. Before joining MCI WorldCom, from June 1986 to April 1988, Mr. O’Donnell was a Control Engineer with Potomac Edison. While there, he was responsible for the management of communications networks associated with high voltage control systems.

        Mary McDermott has served as Senior Vice President and General Counsel since March 2000. Before joining the company, she served as Senior Vice President and Chief of Staff for Government Relations for the Personal Communications Industry Association (“PCIA”) from 1998 to 2000. In that capacity she advocated the views of the association’s diverse wireless industry membership before the FCC, Congress and the Executive Branch. Prior to her service at PCIA, she served 4 years as Vice President - Legal and Regulatory Affairs for the U.S. Telephone Association (“USTA”) where she was responsible for the association’s legal and regulatory strategies and represented the association before the FCC and other agencies within the federal government. Prior to joining USTA in 1984, she spent 12 years with the NYNEX companies where her last assignment was leading a team of lawyers responsible for advising strategic planning and marketing clients and representing NYNEX before the FCC. She is a member of the New York, Massachusetts and Florida Bar Associations as well as the Federal Communications Bar Association.

        Peter J. Barris has been a director of the Company since August 1995. Since 1992, Mr. Barris has been a partner; in 1994, was appointed a General Partner; and, in 1999, was appointed Managing General Partner of New Enterprise Associates, a firm that manages venture capital investments. Mr. Barris is also a member of the board of directors of Mobius Management Systems, Inc., which is quoted on the NASDAQ National Market.

         Kevin J. Maroni has been a director of the Company since August 1995. Since 1994, Mr. Maroni has been a principal, and, in 1995, was appointed a General Partner of Spectrum Equity Investors, which manages private equity funds focused on growth capital for Telecommunications companies. Prior to Spectrum, Mr. Maroni worked at Time Warner and Harvard Management Company. Mr. Maroni is currently on the board of directors of several private companies and CTC Communications Corp (which is quoted on the NASDAQ National Market).

        Patrick J. Kerins has been a director of the Company since July 1997. Since March 1997, Mr. Kerins has served as Managing Director of Grotech Capital Group, which is engaged in venture capital and other private equity investments. From 1987 to March 1997, he worked in the investment banking division of Alex Brown & Sons, Incorporated, including serving as Managing Director beginning in January 1994.

        Stephen A. Reinstadtler has been a director of the Company since October 1997. Since August 1995, Mr. Reinstadtler has served as Vice President and Director at Toronto Dominion Capital (U.S.A) Inc., where he has been involved in private equity and mezzanine debt investments. From April 1994 to July 1995, he was Manager at The Toronto-Dominion Bank, where he was involved in commercial lending activities to the telecommunications industry. From August 1992 to April 1994, Mr. Reinstadtler also served as Associate at Kansallis-Osake-Pankki, where he was involved in commercial lending activities to the telecommunications industry. Mr. Reinstadtler is a member of the board of directors at Mountain Union Telecom, an owner/operator of tower sites for the wireless telecommunications industry.

        Randall Evans has been a director of the Company since October 2000. Since 1999, Mr. Evans has served as Vice President, Real Estate & Industrial Development at CSX Transportation, Inc. He has been with CSX Transportation, Inc, since September 1991 where he has served in a variety of capacities with the most recent being Superintendent, Jacksonville Division in 1995, General Manager, Florence Service Lane through 1997 and Vice President, Acquisition Development through 1999.

Limitation of Liability and Indemnification

        We are incorporated under the laws of the State of Delaware.

        Section 102(b)(7) of the Delaware General Corporation Law permits a provision in the certificate of incorporation of each corporation organized thereunder, eliminating or limiting, with certain exceptions, the personal liability of a director to the corporation or its stockholders for monetary damages for certain breaches of fiduciary duty as a director.

        Our certificate of incorporation limits, to the fullest extent permitted by law, the liability of our directors to us and our stockholders for monetary damages for breach of their fiduciary duty. This provision is intended to afford our directors the benefit of the Delaware General Corporation Law. This limitation on liability does not extend to:

           Any breach of a director's duty of loyalty to us or our stockholders;

           Acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

           Violations of the Delaware General Corporation Law regarding the improper payment of dividends; or

          Any transaction from which the director derived any improper personal benefit.

        Section 145 of the Delaware General Corporation Law, in summary, empowers a Delaware corporation, within certain limitations, to indemnify its officers, directors, employees and agents against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by them in connection with any suit or proceeding other than by or on behalf of the corporation, if they acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to a criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

        With respect to actions by or on behalf of the corporation, Section 145 of the Delaware General Corporation Law permits a corporation to indemnify its officers, directors, employees and agents against expenses (including attorneys’ fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit, provided such person meets the standard of conduct described in the preceding paragraph, except that no indemnification is permitted in respect of any claim where such person has been found liable to the corporation, unless the Court of Chancery or the court in which such action or suit was brought approves such indemnification and determines that such person is fairly and reasonably entitled to be indemnified.

        Our certificate of incorporation requires us to indemnify our directors and officers to the extent not prohibited by law for actions or proceedings arising because of their positions as directors or officers.

        Our stockholders agreement provides for indemnification of us, our directors and officers, and persons who control us within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act for certain liabilities, including liabilities under the Securities Act. Indemnification claims could impair amounts available to you, to the extent not covered by our insurance.

        In addition, we maintain standard directors' and officers' insurance policies.

ITEM 11.         EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and each of the four other Named Executive Officers of the company for services rendered in all capacities in each of the last three fiscal years. The officers listed in the table below are referred to as the Named Executive Officers:

                                                                                                      Long - Term
                                                           Annual                  Other             Compensation
                                                           ------
                                                        Compensation *             Annual         Securities Underlying
                                                        --------------
Name And Principal Position              Year        Salary          Bonus      Compensation *      Options Granted **
---------------------------              ----        ------          -----      --------------    ----------------------
Richard A. Jalkut                        2000       $440,520        $142,750  $    47,736  (1)           858,754
   President and Chief Executive         1999        400,000         300,000       40,733  (2)                --
   Officer                               1998        400,000              --       40,289  (3)                --
Mary McDermott                           2000        146,851 (4)     132,063           --                100,000
   Senior Vice President, General
Counsel
    and  Secretary
William R. Smedberg V                    2000        186,946         166,017           --                 50,000
   Executive Vice President,             1999        182,886         139,000           --                 50,000
   Corporate Development                 1998        111,250          28,267           --                 78,656
James M. Craig                           2000        186,183         142,750           --                 50,000
   Executive Vice President, Chief       1999        122,206 (5)      78,750           --                125,000
   Financial Officer and Treasurer
Shawn F. O'Donnell                       2000        170,908         132,000           --                 50,000
   Executive Vice  President,  Network   1999         58,739 (6)      52,500           --                 50,000
Services
___________________________________

*         Except as stated herein, none of the above Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s salary plus annual bonus.
**          We have not issued any stock appreciation rights or long-term incentive plans.
(1)         Consists of $9,607 for club dues; $13,245 for lodging; $14,751 for airfare; $6,133 for other transportation and $4,000 for consulting services.
(2)         Consists of $7,227 for club dues; $13,368 for lodging; $15,090 for airfare; and $5,048 for other transportation.
(3)         Consists of $16,277 for club dues; $7,756 for lodging; $11,685 for airfare; and $4,571 for other transportation.
(4)         Ms. McDermott began her employment with Pathnet on March 20, 2000, and her salary was $190,000 per annum in 2000.
(5)         Mr.Craig began his employment with Pathnet on April 19, 1999, and his salary was $175,000 per annum in 1999.
(6)         Mr. O'Donnell began his employment with Pathnet on August 9, 1999, and his salary was $150,000 per annum in 1999.

Stock Option Grants and Exercises

        The following table sets forth the aggregate number of stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2000. Stock options are exercisable to purchase Common Stock of the Company.

Option Grants in Last Fiscal Year

                               Number of       Percent of                               Potential Realizable Value at
                               Securities    Total Options                               Assumed Annual Rate of Stock
                               Underlying      Granted to     Exercise                Price Appreciation for the Option
                                Options       Employees in      Price    Expiration                  Term
                                Granted       Fiscal Year      $/Share      Date         0%         5%           10%
                                --------      -----------      -------      ----         --         --           --

Richard A. Jalkut ........       858,754         37.73%       $ 11.00    08/04/2010   $  --    $5,940,724   $15,054,960
William R. Smedberg ......        20,000          0.88          11.00    03/29/2010      --       138,357       350,623
                                  30,000          1.32          11.00    09/14/2010      --       207,535       525,935
James M. Craig............        20,000          0.88          11.00    03/29/2010      --       138,357       350,623
                                  30,000          1.32          11.00    09/14/2010      --       207,535       525,935
Shawn F. O'Donnell .......        20,000          0.88          11.00    03/29/2010      --       138,357       350,623
                                  30,000          1.32          11.00    09/14/2010      --       207,535       525,935
Mary McDermott ...........        70,000          3.08          11.00    03/29/2010      --       484,249     1,227,182
                                  30,000          1.32          11.00    09/14/2010      --       207,535       525,935
________________________

        (1)          The information disclosed assumes, solely for purposes of demonstrating potential realizable value of the stock options, that the estimated fair market value per share of Common Stock was $11.00 per share as of December 1, 2000 and increases at the rate indicated during the option term.

        (2)          The options vest ratably over a four-year period. The option may be transferred only by will or by the laws of descent and distribution. Upon a change of control of the Company and termination of optionee’s employment without cause, the options that would otherwise become vested within one year will be deemed vested immediately before such optionee’s termination.

Option Exercises and Fiscal Year-End Option Values

        None of the Named Executive Officers exercised any options during the fiscal year ended December 31, 2000. The following table sets forth as of December 31, 2000, the aggregate number of options held by each of the Named Executive Officers.

Fiscal Year-End Option Values

                                         Number of Securities Underlying
                                         Unexercised Options at December         Value of Unexercised In-the-
                                               December 31, 2000                      Money Options (1)
                                               -----------------                      ----------------
Name                                       Exercisable      Unexercisable      Exercisable    Unexercisable
----                                       -----------      -------------      -----------    -------------

Richard A. Jalkut .....................        858,754            858,754      $ 8,475,902        $      --
William R. Smedberg ...................         96,156             82,500          816,785          188,500
James M. Craig.......................           31,250            143,750          181,250          543,750
Shawn F. O'Donnell ....................         12,500             87,500           72,500          217,500

Mary McDermott ........................             --            100,000               --               --

______________________________

(1)         Based on an assumed market price of the Common Stock of $11.00 per share as of December 31, 2000.

Jalkut Employment Agreement

        We are currently a party to an employment agreement with Mr. Jalkut. Under this employment agreement, Mr. Jalkut will receive a minimum annual base salary of $500,000 (or any greater amount approved by a majority of the board of directors), bonuses and other benefits determined by the board of directors. Additionally, Mr. Jalkut is entitled to receive reimbursement of certain expenses, all of which expenses may not exceed $100,000 per year. In accordance with his employment agreement, on August 4, 2000, Mr. Jalkut received nonqualified stock options for 858,754 shares of common stock at an exercise price of $11.00 per share. These options vest ratably over three years. If we terminate Mr. Jalkut’s employment he may elect, within 10 business days of his termination, to have us pay him, subject to the terms of the Indenture and the Supplemental Indenture, the aggregate fair value of his options then vested or held by him. We will be required to make any payments in accordance with his employment agreement.

        During his employment and for two years after his termination, Mr. Jalkut’s employment agreement prohibits him from investing in businesses or activities that compete with us, soliciting our employees or otherwise competing with us, by, for example, working with or for one of our competitors. Mr. Jalkut’s employment agreement also prevents him from disclosing or using our confidential or proprietary information at any time.

        Other than the restrictions on Mr. Jalkut described above and our obligation to pay severance for two years following the termination of Mr. Jalkut’s employment (depending on the basis for his termination), Mr. Jalkut’s employment agreement will terminate in the event of his death and may be terminated:

        •         By us:

                 (a)          Immediately without cause (as defined in his employment agreement); or

                 (b)          Immediately for cause, generally subject to written notice of the board's intention to terminate him for cause;

                 (c)         Upon Mr. Jalkut's disability (as defined in his employment agreement) by giving 15 days prior written notice; and

        •         By Mr. Jalkut:

                 (a)          Without cause, by giving 90 days' prior written notice; and

                 (b)          Immediately, upon a constructive termination (as defined in his employment agreement).

         Unless we terminate Mr. Jalkut’s employment for cause or disability, or Mr. Jalkut terminates his employment without cause, Mr. Jalkut is entitled to continue to receive his salary for 24 months following the termination of his employment with us.

Other Agreements

        Messrs. O’Donnell, Craig and Smedberg and Ms. McDermott each have entered into an agreement with us which requires each of them to (1) assign to us all inventions developed by them during their employment, (2) maintain the confidentiality of our proprietary information, and (3) refrain from working with or for a competitor of ours for two years after his or her termination.

Director Compensation

        Currently, our directors do not receive directors’ fees or other compensation and they are not compensated or reimbursed for their out-of-pocket expenses incurred in serving as directors or for attending meetings of the board of directors or its committees.

Compensation Committee Interlocks and Insider Participation

        The compensation committee of the board of directors is responsible for the setting the Company's compensation policies. The compensation committee during 2000 consisted of Messrs. Maroni, Reinstadtler, Evans and Barris. The report of the committee on executive officer compensation for 2000 is set forth below.

        During the fiscal year ended December 31, 2000, none of our executive officers served as a member of our compensation committee or as a director of any entity of which any of directors served as an executive officer. No member of our compensation committee is currently our employee.

Compensation Principles

        The Company's executive compensation principles are guided by the need to attract and retain highly qualified management in building our business. As a relatively new technology business we have sought executives who have both knowledge about our competitive environment and an ability to build infrastructure, products, and a customer base. We have offered compensation arrangements that are competitive with comparable companies, including many of our competitors. For management, a significant portion of total compensation is tied to our, and the individual's, performance. Toward this end we have, in addition to salaries, paid bonuses and offered stock options.

Executive Officer Compensation

         Although compensation for each executive position generally falls within an established range, we do not apply a formula in determining executive compensation. We believe instead that our interests are served by a policy that enables us to tailor compensation to the particular skills and duties of an executive. As a result we have relied heavily on subjective criteria in setting compensation for our executives. The compensation committee meets periodically to discuss and recommend to our board the salary, bonus and stock options, if any, to be awarded to our CEO. This recommendation is based in large part on the CEO's performance, our performance, in examining the compensation of CEOs of comparable companies, and considering our historical payments to the CEO. The board may accept or reject this recommendation. Mr. Jalkut's employment agreement is described in this annual report on Form 10-K.

         The compensation committee generally applies the same criteria in recommending the salaries of our executive officers. Consistent with our other compensation policy, bonuses are determined on performance of the individual, the business, and what is competitive in our business. As with our other compensation policies, we do not apply a formula in determining bonuses.

         We currently have two stock option plans under which 5,500,500 shares of our common stock have been reserved for issuance to executive officers and other employees. We awarded 2,275,754 options in 2000, at an exercise price of $11.00 to our executive officers and employees. These options were determined on a subjective basis in an effort to reward outstanding performance and provide financial incentives to our executives and other employees. In 2000, 1,108,754 options were awarded to the Named Executive Officers.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The table below provides some information regarding beneficial ownership of our capital stock as of December 31, 2000 for:
        •          Each of the Named Executive Officers.
        •         Each of our directors.
        •         All of our executive officers and directors as a group.
        •         Each other person, entity or group who we know beneficially owns 5% or more of any class of our stock.

        All share amounts in the table have been adjusted and are presented assuming that the Contribution and Reorganization Transaction was closed as of December 31, 2000. Unless otherwise noted, the address of each of our Named Executive Officers and directors is 11720 Sunrise Valley Drive, Reston, VA 20191.

Stockholder (a)                       Issued and
---------------                       -----------
                                      outstanding
                                      -----------
                                      Common Stock       Series A Preferred Series B Preferred Series C Preferred Series D Preferred Series E Preferred        Beneficial Ownership
                                      ------------      ------------------- ------------------ ------------------ ------------------ ------------------
                                             Percentage           Percentage        Percentage        Percentage       Percentage         Percentage    Stock    of Common Stock
                                             ----------           ----------        ----------        ----------       ----------         ----------             ---------------
                                                  of                  of                of                 of               of                 of      Options Total   Percentage
                                                  --                  --                --                 --               --                 --      ------- -----   ----------
                                     Shares      Class    Shares    Class     Shares   Class    Shares   Class    Shares    Class   Shares    Class       (b)  Shares      (c)
                                     ------      -----    ------    -----     ------   -----    ------   -----    ------    -----   -------   -----       ---  ------      ---
Spectrum Equity Investors, L.P. (d)      --       --   1,372,668    47.3%  1,220,099   25.5%  1,363,406  16.7%        --      --        --       --       --  3,956,173   52.3%
Spectrum Equity Investors II, L.P.       --       --          --       --         --     --   1,363,406  16.7%        --      --        --       --       --  1,363,406   27.4%
(d) ...........................
New Enterprise Associates VI,
Limited Partnership (e) .......          --       --     522,000    18.0%    685,014   14.3%  1,374,051  16.8%        --      --        --       --       --  2,581,065   41.7%
Onset Enterprise Associates II,          --       --     522,000    18.0%    463,976    9.7%    817,672  10.0%        --      --        --       --       --  1,803,648   33.3%
L.P. (f) ......................
Onset Enterprise Associates III,         --       --          --       --         --     --     272,553   3.3%        --      --        --       --       --    272,553    7.0%
L.P. (f) ......................
Paul Capital Partner Funds  (g)   1,286,555    35.6%     245,989     8.5%    125,144    2.6%    136,275   1.7%        --      --        --       --       --  1,793,963   43.6%
Thomas Domencich (h) ..........          --       --     145,000     5.0%     62,573    1.3%         --    --         --      --        --       --       --    207,573    5.4%
Toronto Dominion Capital (USA)           --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --
Inc. (i) ......................                                                                                                                               1,890,646   34.4%
Grotech Partners IV, L.P. (j) .          --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --  1,890,646   34.4%
Utech Climate Challenge Fund, L.P.       --       --          --       --    442,076    9.2%    136,276   1.7%        --      --        --       --       --    578,352   13.8%
(k) ...........................
BNSF (l).......................          --       --          --       --         --     --          --    --  3,413,746    40.1%        --       --       --  3,413,746  48.6%
Colonial Pipeline (m)..........          --       --          --       --         --     --          --    --  1,684,115    19.8%  1,729,631   60.3%       --  3,413,746  48.6%
CSX (n)........................          --       --          --       --         --     --          --    --  3,413,746    40.1%  1,137,915   39.7%       --  4,551.661  55.8%
BancBoston Capital Inc. .......     416,667    11.5%          --       --         --     --          --    --         --      --        --       --       --     416,667  11.5%
1DCM-PN Holdings, L.L.C. ......     420,833    11.7%          --       --         --     --          --    --         --      --        --       --       --     420,833  11.7%
J. F. Shea Co., Inc. as Nominee     500,000    13.9%          --       --         --     --          --    --         --      --        --       --       --     500,000  13.9%
David Daigle ..................     212,197     5.9%          --       --         --     --          --    --         --      --        --       --       --     212,197   5.9%
Richard A. Jalkut (o) ........           --       --          --       --         --     --          --    --         --      --        --       --  572,502     572,502  13.7%
William R. Smedberg (p) .......          --       --          --       --         --     --          --    --         --      --        --       --   79,906      79,906   2.2%
Mary McDermott (q).............          --       --          --       --         --     --          --    --         --      --        --       --       --          --    --
Shawn F. O'Donnell (r).........          --       --          --       --         --     --          --    --         --      --        --       --       --          --    --
James M. Craig (s).............          --       --          --       --         --     --          --    --         --      --        --       --       --          --    --
Kevin J. Maroni (t) ...........          --       --   1,372,668    47.3%  1,220,099   25.5%  2,726,812  33.3%        --      --        --       --       --   5,319,579  59.6%
Peter J. Barris (u) ...........          --       --     522,000    18.0%    685,014   14.3%  1,374,051  16.8%        --      --        --       --       --   2,581,065  41.7%
Patrick J. Kerins (v) .........          --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --   1,890,646  34.4%
Stephen A. Reinstadtler (w) ...          --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --   1,890,646  34.4%
Randall Evans (x) .............          --       --          --       --         --     --          --    --  3,413,746    40.1%       --       --       --   3,413,746  48.6%
All Directors and Named Executive
Officers as a Group (o) (p) (q)          --       --   1,894,668    65.3% 3,673,405  76.7%    6,113,863  74.8% 3,413,746    40.1%       --       --  652,408  15,748,098   9.7%
(r) (s) (t) (u) (v) (w) (x).....
__________________

        (a)          In accordance with the rules of the Securities and Exchange Commission, each beneficial owner’s holding has been calculated assuming full exercise of outstanding warrants and options exercisable or convertible by the holder within 60 days after December 31, 2000.

        (b)          Only Options exercisable within 60 days after December 31, 2000 are listed.

        (c)          The pro forma percentages of beneficial ownership of common stock as to each beneficial owner assumes the exercise or conversion into common stock of all outstanding options, warrants and convertible securities held by such owner that are exercisable or convertible within 60 days of December 31, 2000, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

        (d)          Spectrum Equity Investors, L.P.'s and Spectrum Equity Investors II, L.P.'s address is One International Place, Boston, Massachusetts, 02110.

        (e)        New Enterprise Associates VI, Limited Partnership's address is 11911 Freedom Drive, One Fountain Square, Reston, Virginia, 20190.

        (f)         Onset Enterprise Associates II, L.P.‘s and Onset Enterprise Associates III, L.P.‘s address is 2000 Sand Hill Road, Suite 150, Menlo Park, California, 94025.

        (g)          The Paul Capital Partner Funds are eight funds that constitute a "group" under Section 13(d) of the Exchange Act. Each fund's address is: c/o Paul Capital Partners, 50 California Street, Suite 3000, San Francisco, California, 94111. The five funds are Paul Capital Partners V L.P., Paul Capital Partners V (Domestic Annex Fund) L.P., Paul Capital Partners V International, L.P., Paul Capital Partners VI, L.P., PCP Associates, L.P., Paul Capital Management L.L.C., Paul Capital Partners VI Holdings and Paul Capital Partners V Holdings.

        (h)         Thomas Domencich's address is 104 Benevolent Street, Providence, Rhode Island, 02906.

        (i)         Toronto Dominion Capital (USA) Inc.'s address is 31 West 52nd Street, New York, New York, 10019.

        (j)         Grotech Partners IV, L.P.'s address is 9690 Deereco Road, Timonium, Maryland, 21093.

        (k)          Utech Climate Challenge Fund, L.P.‘s and Utility Competitive Advantage Fund, L.L.C.‘s address is c/o Aretê Ventures, 3 Bethesda Metro Center, Suite 770, Bethesda, Maryland, 20814.

        (l)         BNSF's address is 2500 Lou Menk Drive, Fort Worth, Texas, 76131.

         (m)        Colonial Pipeline Company’s address is 945 East Paces Ferry Road, NE, Atlanta, Georgia, 30326.

        (n)        CSX's address is c/o CSX Real Property, Inc., 301 West Bay Street, J915, Jacksonville, Florida, 32202.

        (t)         Mr. Maroni, who is a limited partner of the general partner of Spectrum and a general partner of the general partner of Spectrum Equity Investors II, L.P., disclaims beneficial ownership of the shares owned by Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P.

        (u)         Mr. Barris, who is general partner of the general partner of New Enterprise Associates VI, Limited Partnership, disclaims beneficial ownership of the shares owned by New Enterprise Associates VI, Limited Partnership.

        (v)         Mr. Kerins, Managing Director of the general partner of Grotech Partners IV, LP, disclaims beneficial ownership of the shares owned by Grotech Partners IV, LP.

        (w)         Mr. Reinstadtler, Vice President and Director of Toronto Dominion Capital (USA) Inc., disclaims beneficial ownership of the shares owned by Toronto Dominion Capital (USA) Inc.

        (x)          Mr. Evans, Vice President, Real Estate & Industrial Development at CSX Transportation, Inc. disclaims beneficial ownership of the shares owned by CSX Transportation, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Contribution Agreements with CSX, BNSF and Colonial.

        On November 4, 1999, we entered into definitive contribution agreements with each of CSX, BNSF and Colonial to issue our shares of series D and series E preferred stock and obtain right of way access rights along their railroad and pipeline properties and easements. We closed these transactions on March 30, 2000. At the conclusion of these transactions each of CSX, BNSF and Colonial beneficially owned more than five percent of a class of our stock. We summarize in this section selected material terms of these agreements. For a more complete description of these agreements, we refer you to the copies of these agreements filed as an exhibit to Pathnet, Inc.'s quarterly report filed on form 10-Q on November 15, 1999 (file no. 000-24745). If there is an inconsistency between this summary and these agreements, these agreements will control.

        Each of CSX, BNSF and Colonial have significant property and easement holdings in areas where, as of March 30, 2000, we expected to build and expand our fiber optic telecommunications network. Under those contribution agreements:

        •         CSX agreed to enter into a Fiber Optic Access and License Agreement by which CSX provided us with access to portions of CSX’s extensive railroad corridors covering the eastern United States;

        •         BNSF agreed to enter into a Fiber Optic Access Agreement by which BNSF provided us with access to portions of BNSF’s extensive railroad corridors covering the western United States; and

        •         Colonial agreed to contribute access to portions of its pipeline corridors covering the eastern United States.

         These fiber optic rights of way agreements are described below.

        In exchange for granting us these rights of way, we issued to CSX, BNSF and Colonial 8,511,607 shares of our series D preferred stock. In addition, Colonial contributed $38 million in cash in exchange for 1,729,631 shares of our series E preferred stock. Colonial paid this amount on March 30, 2000, and paid another $25 million in the third quarter of 2000 in exchange for 1,137,915 additional shares of series E preferred stock following our substantial completion of the fiber optic build between Chicago, Illinois and Aurora, a suburb of Denver, Colorado.

        Colonial also paid an additional $4 million on March 30, 2000 in return for the future right to receive a specified number of "conduit miles" of installed fiber optic conduit or the equivalent value in other telecommunications assets.

         Under the contribution agreements with BNSF, CSX and Colonial, we made a variety of representations and warranties to each of the new investors with respect to the reorganization, our securities issued to each of them, and the then current business and financial condition of Pathnet. We also agreed to indemnify the new investors against any breach of those representations and warranties.

Fiber Optic Access and Lease Agreements

         On March 30, 2000, pursuant to the contribution agreements, we entered into agreements with each of CSX, BNSF and Colonial relating to the rights of way on which we intended to build part or our network. Each of these fiber optic agreements are attached as exhibits to our quarterly report on form 10-Q filed with the SEC on May 15, 2000. If there is an inconsistency between this summary and any of those agreements, those agreements will control.

        These agreements set forth the basic structure of our right to develop the rights of way, identify the particular segments in which we have a right of way interest, address the number of miles available for development, the nature and duration of any exclusive rights we will have in the rights of way, and any obligation we have to provide additional benefits to BNSF, CSX or Colonial. These agreements also require that our construction and operational activities do not interfere with any of the grantors' rail or pipeline businesses, including any other contractual obligations to which that grantor is a party. Further, each of BNSF, CSX and Colonial may purchase telecommunications capacity on our telecommunications network at prices at least as favorable as we are then offering to our other customers. Under these agreements, we are required to maintain certain levels of insurance and indemnify these entities for certain specified liabilities. In addition, where the easement or other limited property interests may permit railroad or pipeline uses, but not fiber optic development, we are responsible for all costs required to obtain additional property or legal rights necessary to develop each right of way.

BNSF Agreements

         The agreement we entered into with BNSF provides that we may enter into a lease, or leases, to develop certain of its rights of way. The agreement provides that pursuant to such a lease, or leases, we have an exclusive right to develop approximately 4,000 miles of its right of way. In addition, the agreement provides that for a period of time, any party that requests the right to develop BNSF rights of way for fiber optic uses must first negotiate with us to provide for their communications needs. If we do not reach agreement within a specified time period, the party may proceed to negotiate its development directly with BNSF. The agreement provides that we could lose these exclusivity rights in certain specified circumstances.

         The form of lease agreement with BNSF that applies to our rights, addresses conditions of construction and operations, calls for a term of 35 years and permits us to install an unlimited number of fibers and conduits. It requires us to use BNSF personnel for supervising all construction and to pay all costs associated with using these personnel. It also contains other provisions associated with construction and operation of our facilities, including indemnification, insurance provisions and mechanisms for complying with BNSF safety and operations regulations.

CSX Agreements

        The CSX access agreement authorizes us to develop up to a specified number of miles of CSX's right of way on the former Conrail system and an additional specified number of miles on the remainder of CSX's system. For the three years after March 30, 2000, we have the exclusive right to develop up to 2,000 miles of the former Conrail system rights of way, subject to restrictions concerning the length and location of specific developments. For an additional four years after the end of this exclusivity period on the CSX rights of way, any party that requests the right to develop a segment of the former Conrail system rights of way where we have commenced construction must first negotiate with us to provide for their communications and development needs. The agreement provides that if we do not reach an agreement within a specified time period, the party can proceed to negotiate its development with CSX. If we fail to develop at least 500 miles of CSX rights of way in each year after the date of the access agreement, or if at least 75% of our development is not in contiguous segments of 200 miles each, we will lose our exclusivity for all segments of right of way on which development is not complete. Further, the agreement provides that we will construct certain conduits along these rights of way.

         The CSX lease agreement is for a term of 30 years and addresses the terms of constructing and operating our telecommunications network on the CSX rights of way. Under this lease we must use CSX personnel to supervise our construction activities and are responsible for all costs associated with using these personnel. We may install an unlimited amount of fibers but we may not install more than eight conduits (plus the conduits that we provide to CSX) without CSX's permission.

         On March 30, 2001, CSX notified us that, in their view, we are in material breach of our operating agreement and license agreement with them and that a failure to cure these alleged breaches will result in their termination of the agreements. We are investigating the merits of their assertions and assessing an appropriate response and course of action.

Colonial Agreements

         The Colonial access agreement authorizes us to develop our network along the entire route of Colonial's right of way up to a specified number of miles. We have the exclusive right to develop these rights of way until March 30, 2010. Any segment of the Colonial right of way that we have not designated for development by March 30, 2005, or on which development is not completed by March 30, 2007, reverts to Colonial and we have no further right to develop those segments.

        Colonial paid us $4 million for our obligation to construct a single conduit for Colonial along up to 2,200 miles of Colonial's right of way. If the full amount of conduit is not available by March 30, 2005, the agreement provides that we may provide alternate telecommunications services or assets of equivalent value on other portions of our network. Until March 30, 2005, Colonial may use the Colonial conduit only for its internal communications. After that date, Colonial may sell its conduit on any terms it desires. However, subject to certain limitations, if Colonial desires to sell any portion of its conduit, it must first give us an opportunity to purchase that portion on the same terms. If we decide not to purchase that portion, Colonial may proceed with the sale.

         The Colonial lease agreement is for a term of 30 years, which we may renew for one term of 10 years by paying a fair market value rental rate. Like the lease agreements with BNSF and CSX, the Colonial lease agreement addresses construction and operational issues affecting the Colonial right of way, and provides that we may not install more than ten conduits (including the conduit we provide to Colonial).

Colonial Option Agreement

         In addition to the contribution and conduit purchase investments outlined above, our contribution agreement with Colonial provided for a separate option agreement which permits Colonial to purchase 1,593,082 additional shares of our series E redeemable preferred stock for 21.97 per shares. Colonial paid us a non-refundable fee of $1 million for the purchase of these options. Under the Colonial option agreement, we agreed to grant two options to Colonial in exchange for its cash contribution. The first option, which may be exercised by a number of Colonial's affiliated companies, permits those affiliates to purchase up to $35 million of additional shares of our series E preferred stock at the same purchase price as that paid by Colonial under the Colonial contribution agreement. Colonial also has the right to exercise up to $10 million of the $35 million on its own behalf. The option to purchase 1,593,082 shares of the our series E preferred stock expired in July 2000.

         The option agreement also allows us during the same period to enter into agreements with one or more of Colonial's designated affiliated entities, where those entities would contribute rights of way in exchange for shares of our series D preferred stock at $21.97 per share.

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

Warrant Agreements

         As of March 30, 2000, we entered into a series of agreements that, along with agreements that Pathnet, Inc. entered into in 1998, govern our warrants. Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Toronto Dominion Capital (U.S.A.) Inc., Grotech Partners IV, L.P., and Richard A. Jalkut are holders of more than five percent of a class of our securities who hold warrants and are parties to a number of these agreements.

         These agreements are as follows: (1) a Supplemental Warrant Agreement dated as of March 30, 2000 between us and the Bank of New York; (2) a Warrant Agreement dated as of April 8, 1998 between Pathnet, Inc. and the Bank of New York; (3) a Warrant Agreement Amendment and Waiver dated as of March 30, 2000 between Pathnet, Inc. and the Bank of New York; (4) Warrant Registration Rights Agreement dated as of April 8, 1998 among Pathnet, Inc. and Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Toronto Dominion Capital (U.S.A.) Inc., Grotech Partners IV, L.P., Richard A. Jalkut and certain other purchasers that are not beneficial owners of us or Pathnet, Inc., (5) Warrant Registration Rights Agreement Waiver dated as of March 30, 2000 by Pathnet, Inc. with the consent of Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Grotech Partners IV, L.P. and Richard A. Jalkut; (6) Amended and Restated Warrant Registration Rights Agreement dated as of March 30, 2000 among us, Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Toronto Dominion Capital (U.S.A.) Inc., Grotech Partners IV, L.P., Richard A. Jalkut; and (7) the form of warrant certificate issued March 30, 2000.

         The agreements dated as of March 30, 2000 are attached as exhibits to our quarterly report on form 10-Q filed on May 15, 2000. The Agreements dated as of April 8, 1998 are attached as exhibits to Pathnet, Inc.'s registration statement on Form S-1 filed with SEC on May 8, 1998. If there is an inconsistency between this summary and any of those agreements, those agreements will control.

         On March 30, 2000, in connection with the reorganization, we issued warrants to purchase a total of 1,116,500 shares of our common stock at $0.01 per share to holders of, and in exchange for, similar warrants issued by Pathnet, Inc. in 1998 to purchase shares of Pathnet, Inc.'s common stock. Our warrants are exercisable upon the earliest to occur of:

        •         the time immediately prior to the occurrence of a Change of Control (as defined in the indenture between Pathnet, Inc. and the Bank of New York, as trustee dated as of April 8, 1998 and filed as an exhibit to Pathnet, Inc.‘s Registration Statement on Form S-1 filed with the SEC on May 8, 1998);

        •         the 180th day (or an earlier date determined by us) following the closing of an “Initial Public Equity Offering” (as defined in the Warrant Agreement between Pathnet, Inc. and the Bank of New York, as warrant agent dated as of April 8, 1998 and filed as an exhibit to Pathnet, Inc.‘s Registration Statement on Form S-1 filed with the SEC on May 8, 1998);

        •         upon the closing of an Initial Public Equity Offering but only for those warrants required to be exercised to permit their holders to sell Warrant Shares (as defined in the Warrant Agreement) pursuant to their respective registration rights;

        •         the time when a class of our equity securities is listed on a national securities exchange, authorized for quotation on the Nasdaq National Market or its otherwise subject to registration under the Exchange Act; or

        •         April 30, 2001.

Contribution Agreements with Pathnet, Inc.‘s existing Preferred Stockholders.

         Concurrent with our contribution agreements with BNSF, CSX and Colonial, we entered into contribution agreements with the then holders of Pathnet, Inc.'s series A, B and C preferred stock under which they agreed to exchange their shares of Pathnet, Inc. series A, B and C preferred stock solely for shares of our series A, B and C preferred stock, respectively, with substantially similar terms for each corresponding series. The contribution agreement with the then existing Pathnet, Inc. preferred stockholders also required that those stockholders enter into our new stockholders agreement. For a discussion of the provisions of that new stockholders agreement, please refer to the section below entitled "Our Stockholders Agreement." These contribution agreements closed on March 30, 2000. Also on March 30, 2000, Mr. Schaeffer signed a separate contribution agreement with us under which he also agreed to exchange his entire stock and interest in Pathnet for shares of our common stock.

        Under the contribution agreements with the Pathnet, Inc. stockholders, we have made a limited number of representations and warranties with respect to our reorganization and our securities to be issued. However, these contribution agreements do not contain representations and warranties with respect to the business and financial condition of Pathnet, nor do they contain the indemnification provisions contained in the contribution agreements with CSX, BNSF and Colonial.

Our Stockholders Agreement

Overview

         On March 30, 2000, we entered into a stockholders agreement with certain holders of our stock, including the following who beneficially own five percent or more of a class of our stock, Spectrum Equity Investors, L.P., Spectrum Equity Investors II, L.P., New Enterprise Associates VI Limited Partnership, Onset Enterprise Associates II, L.P., Onsent Enterprise Associates III, L.P., Paul Capital Partner Funds, Thomas Domencich, Toronto Dominion Capital (USA) Inc., Grotech Partners IV, L.P., Utech Climate Challenge Fund, L.P., Utility Competitive Advantage Fund, LLC, FBR Technology Venture Partners, L.P., The Burlington Northern&Santa Fe Railroad Company, Colonial Pipeline Company, CSX Transportation, Inc. and David Schaeffer (who no longer holds any of our stock).

         Our stockholders agreement put in place at our level many of the provisions that applied under Pathnet, Inc.'s investment and stockholders agreement. Pathnet, Inc.'s investment and stockholders agreement was terminated after our reorganization.

         In accordance with our stockholders agreement, each stockholder agreed to vote in favor of the election of a board of directors consisting of 10 members:

         Two designees of the series A preferred stockholders (initially, a designee of Spectrum Equity Investors L.P. and the other was initially a designee of New Enterprise Associates VI Limited Partnership);

          One designee of the series B preferred stockholders (initially, a designee of Grotech Partners, IV, L.P.);

           One designee of the series C preferred stockholders (initially, a designee of Toronto Dominion Capital (U.S.A.), Inc.) who may not be a partner or associate of Spectrum, New Enterprise Associates or Grotech for so long as they have designation rights under our stockholders agreement;

          Three designees of the series D and E preferred stockholders (one designated by BNSF, one by CSX and one by Colonial);

           Our CEO;

           One independent "outside" director, who is neither a member of management nor an affiliate of any stockholder; and

           One director who will be elected by all voting stockholders voting together as a single class, as provided by our certificate of incorporation.

         Under the stockholders agreement, we are subject to covenants substantially similar to those that were in effect under Pathnet, Inc.'s investment and stockholders agreement. For so long as at least 25% of the shares of preferred stock outstanding immediately after March 30, 2000 remain outstanding, these covenants require that we obtain the approval of the holders of two-thirds of the outstanding shares of preferred stock (all voting as a single class) before we undertake certain fundamental actions, including mergers, dispositions, acquisitions, amendments to our certificate of incorporation and bylaws, affiliated transactions, and certain issuances of securities. In addition, certain actions that would adversely affect the rights of a single series of preferred stock relative to any other series of preferred stock would require the majority vote of each adversely affected series.

        Each party to our stockholders agreement represented and warranted to the other stockholders that they, he or it (1) has no present intention or plan, formally or informally, on March 30, 2000 to transfer or dispose of any of the shares received by such party under their, his or its contribution agreement, and (2) intends for their, his or its contribution of Pathnet, Inc.'s shares or other property to us in accordance with their, his or its contribution agreement to be treated as part of a single integrated transaction in which gain or loss will not be recognized for tax purposes. Each party represented and warranted to the other parties that it intends its contribution of Pathnet, Inc. shares to us to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the tax code, pursuant to which gain or loss will not be recognized.

   Registration Rights

         In our stockholders agreement, we granted registration rights to our preferred stockholders and to Mr. Jalkut. These registration rights are generally substantially similar to the registration rights granted to these same holders in the Pathnet, Inc. investment and stockholders agreement. The holders of securities subject to registration rights have both "demand" and "piggy back" registration rights.

Demand Rights

         We granted "demand" registration rights for two separate groups of our equity securities. The groups are broadly distinguished by the identity of the holders who can demand that we register their shares under the Securities Act. The first group consists of the holders of:

           Shares of common stock issued to our preferred stockholders, or issuable to our preferred stockholders upon the conversion of their shares of preferred stock; and

          Shares of common stock issued or issuable to Mr. Jalkut upon the exercise of his options.

        We refer to these groups of shares as "registrable securities." On three separate occasions, by the vote of the holders of the applicable percentage of the registrable securities outstanding in this first group, the holders of the shares in this group may require us to use our best efforts to file a registration statement with the SEC in respect of their registrable securities. Before we make an initial "qualified public offering" (which the stockholders agreement defines as an underwritten public offering of more than $75 million in value of our securities at a per share price that implies a valuation in excess of $600 million for all of the shares of our capital stock), the holders of at least 67% of the total number of outstanding registrable securities must affirmatively vote to exercise any of these demand rights. After we make an initial qualified public offering, the holders of 20% of the total number of outstanding registrable securities may make the demand.

         In exercising these demand registration rights, the stockholders must in all cases have selected an underwriter reasonably acceptable to us who is prepared to underwrite the offering of the shares on a firm commitment basis. We have additional obligations to assist in the registration and underwriting of any shares that these holders seek to sell pursuant to their registration rights. We have a right to defer each of those demand registrations for up to 60 days, if our legal counsel has advised us that filing a registration statement relating to such a demand registration would require us either (1) to disclose a material impending transaction and we have determined in good faith that the disclosure would have a material adverse effect on us, or (2) to conduct a special audit.

Piggyback Rights

        We also granted to each of these groups of our stockholders (and, since we assumed Pathnet, Inc.'s obligations to the holders of its warrants, then also to those warrant holders) so-called "piggyback" registration rights, under which they can require us to register their shares of common stock whenever we register any of our equity securities under the Securities Act. These piggyback registration rights are subject to underwriter "cutbacks," which means that our managing underwriter may decide to limit the number of shares added to a registration that we initiate because the underwriter has concluded that including the additional "piggyback" shares would have an adverse impact on the marketing of the securities to be sold in the underwritten offering. These piggyback registration rights do not apply to any registration relating to a public offering pursuant to demand registration rights granted to the Pathnet, Inc. warrantholders, to the registration of securities with our employee benefit plans, on any SEC form that does not permit secondary offerings, or to securities we issue in a merger, exchange offer or similar transaction.

        We are required to bear up to $60,000 of registration expenses for each demand registration under our stockholders agreement. In addition, we have agreed to indemnify the registration rights holders against, and provide contribution for, liabilities under the Securities Act, the Exchange Act or other federal or state laws regarding the registration of our securities. However, we are not obligated to and have not indemnified the registration rights holders against, or provide them contribution for, any untrue statements or omissions made by us in reliance on and in conformity with information furnished to us in writing by the registration rights holders.

Preemptive Rights

         Under our stockholders agreement, each of our preferred stockholders have the right to participate in certain of our sales of securities. Specifically, on each occasion between March 30, 2000 and an initial "qualified public offering" that we issue shares of our capital stock (or other securities convertible or exchangeable for our capital stock), our preferred stockholders will have the right to purchase their pro rata share of the newly issued securities. In addition, in the event that any of our preferred stockholders elects not to purchase his or its pro rata share of the newly issued securities, the remaining preferred stockholders have the right to purchase those shares as well.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)          The following documents are filed as part of this report:

                 (1)         Financial Statements

                         Consolidated Balance Sheets as of December 31, 2000 and 1999

                         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                         Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999, and 1998

                         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                         Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

                         Notes to Consolidated Financial Statements

                 (2)         Financial Statement Schedules

                         Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or notes thereto included elsewhere in this report.

(b) Reports on Form 8-K.

         None

(c) Exhibits.

        The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number      Description of Document
--------------      -----------------------

Item 14 Exhibits

3.1(ii)             Amended  and  Restated   Certificate  of   Incorporation  of
                    Pathnet,   Inc.  and   Certificate   of  Amendment  to  such
                    Certificate of Incorporation.

3.2(ii)             Amended and Restated  Bylaws of Pathnet  Telecommunications,
                    Inc.

4.1 (i)             Indenture,  dated as of April 8, 1998,  between Pathnet,
                    Inc. and The Bank of New York, Inc. as Trustee

4.4 (i)             Form of Note

4.5 (i)             Pledge Agreement,  dated as of April 8, 1998, among Pathnet,
                    Inc.,  The Bank of New York as  Trustee  and The Bank of New
                    York as the Securities Intermediary

10.1 (i) (2)        Pathnet, Inc. 1995 Stock Option Plan

10.2 (i) (2)        Pathnet,  Inc.  1997  Stock  Incentive  Plan as  amended  by
                    Amendment No. 1to 1997 Stock Incentive Plan.

10.3(iv)            Contribution  Agreement,   dated  as  of  November 2, 1999,
                    by and among Pathnet Telecommunications, Inc.,  Pathnet,
                    Inc. and The Burlington Northern Santa Fe Railway Company

10.4(iv)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet  Telecommunications,  Inc., Pathnet,  Inc. and
                    Colonial Pipeline Company

10.5(iv)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet  Telecommunications,  Inc., Pathnet,  Inc. and
                    CSX Transportation, Inc.

10.6(iv)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet  Telecommunications,  Inc., Pathnet,  Inc. and
                    The Preferred Stockholders of Pathnet, Inc.

10.7(iv)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet  Telecommunications,  Inc., Pathnet,  Inc. and
                    Common Stockholders of Pathnet, Inc.

10.8(i)             Warrant  Agreement,  dated  as of  April  8,  1998,  between
                    Pathnet, Inc. and The Bank of New York, as warrant agent

10.9(i)             Warrant Registration Rights Agreement,  dated as of April 8,
                    1998, among Pathnet, Inc., Spectrum Equity Investors,  L.P.,
                    New Enterprise  Associates VI,  Limited  Partnership,  Onset
                    Enterprise  Associates  II,  L.P.,  FBR  Technology  Venture
                    Partners,  L.P.,  Toronto  Dominion  Capital  (U.S.A.) Inc.,
                    Grotech  Partners  IV,  L.P.,   Richard  A.  Jalkut,   David
                    Schaeffer and the Initial Purchasers

10.10(i)            Notes Registration Rights Agreement, dated April 8, 1998, by and among Pathnet, Inc. and Merrill Lynch & Co., Merrill
                    Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns
                    & Co. Inc., TD Securities (USA). and Solomon Brothers

10.11(vi)           Assignment and Acceptance,  by and between Pathnet, Inc. and
                    Pathnet Telecommunications, Inc.

10.12(i)(2)         Non-Qualified Stock Option Agreement,  dated August 4, 1997, by and between Pathnet, Inc. and Richard A. Jalkut

10.13(vi)(3)        IXC Master Services  Agreement,  dated June 17, 1999, by and between IXC Communications Services, Inc. and Pathnet, Inc., as  amended by  Amendment  No. 1 dated  August 26,  1999 and
                    Amendment No. 2, dated October 13, 1999

10.14(i)            Master  Agreement,  dated August 8, 1997,  between  Pathnet,
                    Inc. and NEC America,  Inc. as amended by Amendment No. 1 to
                    Master Agreement, dated November 9, 1997, Amendment No. 2 to
                    Master  Agreement,  dated April 2, 1998,  Amendment No. 3 to
                    Master Agreement,  dated May 4, 1998, and Amendment No. 4 to
                    Master Agreement, dated July 10, 1998

10.15(iii)          Amendment  No. 5 to Master  Agreement,  dated  November  20,
                    1998, by and between Pathnet, Inc. and NEC America, Inc.

10.16(iv)           Agreement, dated March 31, 1999, between Pacific Fiber Link,
                    LLC and Pathnet, Inc.

10.17(iv)           Marketing  Agreement,  dated March 31, 1999, between Pacific
                    Fiber Link, LLC and Pathnet, Inc.

10.17(iv)           Dark Fiber Network  Agreement,  dated August 5, 1999, by and among Pathnet,  Inc.,  Tri-State Generation and Transmission
                    Association,  Inc.,  Empire Electric  Association,  Inc., La
                    Plata Electric Association,  Inc.,  Delta-Montrose  Electric
                    Association, Inc. and San Miguel Power Association, Inc.

10.19(vi)           License of Marks,  dated  November 10, 1999,  by and between
                    Pathnet, Inc. and Pathnet Telecommunications, Inc.

10.20(v)            Investment and Stockholders  Agreement,  dated as of October
                    31, 1997 (the Investment and Stockholders Agreement") by and
                    among  Pathnet,  Inc. and certain  stockholders  of Pathnet,
                    Inc.

10.21(v)            Consent  Waiver and  Amendment,  dated as of March 19, 1998, relating to the Investment and Stockholders Agreement

10.22(v)            Amendment No. 1 to the Investment and Stockholders Agreement
                    dated as of April 1, 1998.

10.23(vii)          Credit  Agreement dated August 9, 2000, by and among Pathnet
                    Operating,  Inc.,  Pathnet Fiber Equipment LLC, Pathnet Real
                    Estate LLC and Nortel Networks, Inc.

10.24(vii)          Credit  Agreement  dated  September 7, 2000,  by and between
                    Pathnet   Operating,   Inc.   and  Cisco   Systems   Capital
                    Corporation.

10.25(vii)          Lease  Agreement,  dated  November  1, 1999,  by and between
                    11720 Sunrisecorp., L.L.C and Pathnet, Inc., relating to the company's offices in Reston, VA.

10.26(1)(2)         Employment  Agreement,  effective  August  4,  2000,  by and between  Pathnet  Telecommunications,  Inc.  and  Richard A.
                    Jalkut.

10.27(1)(3)         First Amendment to Credit Agreement dated September 7, 2000, by and between  Pathnet  Operating,  Inc. and Cisco  Systems
                    Capital Corporation.

10.28(1)(3)         IRU  Agreement  made and entered into as of January 18, 2001 by and between Pathnet Operating, Inc., as grantor and Enron
                    Broadband Services, Inc. as grantee

10.29(1)(3)         Amended and restated IRU Agreement  made and entered into as of January 18, 2001 by and between Enron Broadband Services,
                    Inc. as grantor and Pathnet Operating, Inc., as grantee

21.1(1)             List of Subsidiaries of Pathnet Telecommunications, Inc.

27.1(1)             Financial Data Schedule

___________________________

(i)  Incorporated by reference to the corresponding  exhibit to Pathnet,  Inc.'s
     Registration  Statement on Form S-1  (Registration  No. 333-52247) filed by
     Pathnet,   Inc.  with  the   Securities   and  Exchange   Commission   (the
     "Commission")  on May 8,  1998,  as  amended  by  Amendment  No.  1 to such
     Registration  Statement  filed with the Commission on July 16, 1998, and as further  amended by Amendment No. 2 to such  Registration  Statement  filed with the Commission on July 27, 1998,  and as further  amended by Amendment
     No. 3 to such  Registration  Statement  filed with the Commission on August
     10, 1998.

(ii) Incorporated by reference to Pathnet, Inc.'s Form 10-K (File No. 000-24745)
     filed by Pathnet, Inc. with the Commission on March 18, 1999.

(iii)Incorporated   by  reference  to  Pathnet,   Inc.'s  Form  10-Q  (File  No.
     000-24745) filed by Pathnet, Inc. with the Commission on August 9, 1999.

(iv) Incorporated by reference to Pathnet, Inc.'s Form 10-Q (File No. 000-24745)
     filed by Pathnet, Inc. with the Commission on November 15, 1999.

(v)  Incorporated by reference to the corresponding  exhibit to Pathnet,  Inc.'s
     Registration  Statement on Form S-4  (Registration  No. 333-53467) filed by
     Pathnet,  Inc. with the Commission on May 22, 1998, as amended by Amendment
     No. 1 to such  Registration  Statement  filed with the Commission on August
     12, 1998,  and as further  amended by Amendment No. 2 to such  Registration
     Statement  filed with the  Commission  on August 21,  1998,  and as further amended by Amendment No. 3 to such  Registration  Statement  filed with the
     Commission on August 31, 1998.

(vi) Incorporated  by  reference  to  the   corresponding   exhibit  to  Pathnet
     Telecommunications, Inc.'s Registration Statement on Form S-1 (Registration
     No.  333-91469)  filed  by  Pathnet   Telecommunications,   Inc.  with  the
     Securities and Exchange Commission (the "Commission") on November 22, 1999,
     as amended by Amendment No. 1 to such Registration Statement filed with the
     Commission on December 16, 1999, and as further  amended by Amendment No. 2 to such  Registration  Statement  filed with the Commission on February 22,
     2000.

(vii)Incorporated by reference to Pathnet  Telecommunications,  Inc.'s Form 10-Q
     (File No. 333-91469) filed by Pathnet, Inc. with the Commission on November
     14, 2000.

(1) Filed herewith.

(2) Constitutes management contract or compensatory arrangement.

(3) Certain portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of Virginia on this 11th day of April 2001.

                                  PATHNET TELECOMMUNICATIONS, INC.

                                   By: /s/    Richard A. Jalkut
                                   ----------------------------
                                   Name: Richard A. Jalkut
                                   Title:   Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                               Title                         Date
 ---------                               -----                         ----

/s/  Richard A. Jalkut                  Chief Executive Officer and    April 11, 2001
----------------------                    Director
Richard A. Jalkut

/s/  James M. Craig                     Executive Vice-President       March 31, 2001
----------------------                   Chief Financial Officer
James M. Craig                            and Treasurer (Principal
                                           Financial Officer and
                                           Controller

/s/  Peter J. Barris                    Director                       March 31, 2001
----------------------
Peter J. Barris

/s/ Kevin J. Maroni                     Director                       March 31, 2001
----------------------
Kevin J. Maroni

/s/ Patrick J. Kerins                   Director                       March 31, 2001
----------------------
Patrick J. Kerins

/s/ Stephen A. Reinstadtler              Director                      March 31, 2001
---------------------------
Stephen A. Reinstadtler

/s/ Randall Evans                        Director                      March 31, 2001
----------------------
Randall Evans

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

         Report of Independent Accountants                                                                                                                                     F-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999                                                                                     F-3

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                              F-4

         Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999, and 1998            F-5

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                             F-6

        Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
          December 31, 2000, 1999 and 1998                                                                                                                                        F-7

         Notes to Consolidated Financial Statements                                                                                                                        F-8

         Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts                                                                                                            F-30

Report of Independent Accountants

To the Board of Directors and Stockholders
Pathnet Telecommunications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of Pathnet Telecommunications, Inc. and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on April 2, 2001, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

McLean, VA
April 13, 2001

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,   December 31,
                                                                                                            2000            1999
                                                                                                       -------------   -------------

                                                                  ASSETS
Cash and cash equivalents                                                                               $ 40,367,594    $ 90,661,837
Accounts receivable, net of allowance for doubtful accounts of $134,000 and $0, respectively               9,413,368         254,894
Interest receivable                                                                                          368,094       1,048,417
Marketable securities available for sale                                                                   5,146,158      42,651,836
Prepaid expenses and other current assets                                                                  1,127,355       1,182,570
                                                                                                        ------------    ------------
      Total current assets                                                                                56,422,569     135,799,554
Property and equipment, net                                                                              210,604,865     131,928,365
Intangible assets - rights of way                                                                          1,421,475               -
Deferred financing costs, net                                                                             17,770,743       9,649,680
Restricted cash                                                                                           11,192,681      16,921,559
Marketable securities available for sale                                                                           -       5,088,458
Pledged marketable securities held to maturity                                                                     -      20,796,563
Other assets                                                                                                 610,153         351,808
                                                                                                       -------------   -------------
     Total assets                                                                                      $ 298,022,486   $ 320,535,987
                                                                                                       =============   =============
                                           LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                                    AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                                        $ 34,997,792    $ 18,543,195
Accrued interest                                                                                           9,604,657       8,932,293
Accrued expenses and other current liabilities                                                             9,783,231       3,113,181
                                                                                                       -------------   -------------
   Total current liabilities                                                                              54,385,680      30,588,669
Long-term debt                                                                                           405,640,450     346,621,625
Deferred revenue                                                                                           6,279,105               -
Other noncurrent liabilities                                                                               5,836,260       3,092,779
                                                                                                       -------------   -------------
   Total liabilities                                                                                     472,141,495     380,303,073
                                                                                                       -------------   -------------
Commitments and contingencies
Mandatorily redeemable preferred stock:
   Series A convertible preferred stock, $0.01 par value, 0 and 1,000,000 shares authorized, issued
     and outstanding at December 31, 2000 and 1999, respectively (liquidation preference $1,000,000)               -       1,000,000
   Series B convertible preferred stock, $0.01 par value, 0 and 1,651,046 shares authorized, issued
     and outstanding at December 31, 2000 and 1999, respectively (liquidation preference $5,033,367)               -       5,008,367
   Series C convertible preferred stock, $0.01 par value, 0 and 2,819,549 shares authorized, issued
     and outstanding at December 31, 2000 and 1999, respectively (liquidation preference $30,000,052)              -      29,961,272
   Series E convertible preferred stock, $0.01 par value, 4,506,145 and 0 shares authorized,  2,867,546 and 0 issued and outstanding at December 31, 2000 and 1999, respectively (liquidation
      preference $63,000,000)                                                                             62,932,614               -
                                                                                                       -------------   -------------
   Total mandatorily redeemable preferred stock                                                           62,932,614      35,969,639
                                                                                                       -------------   -------------
Stockholders' equity (deficit):
   Series A convertible preferred stock, $0.01 par value, 2,899,999 and 0 shares authorized, issued
     and outstanding at December 31, 2000 and 1999, respectively                                              29,000               -
   Series B convertible preferred stock, $0.01 par value, 4,788,030 and 0 shares authorized,  issued
     and outstanding at December 31, 2000 and 1999, respectively                                              47,880               -
   Series C convertible preferred stock, $0.01 par value, 8,176,686 and 0 shares authorized,  issued
     and outstanding at December 31, 2000 and 1999, respectively                                              81,767               -
   Series D convertible preferred stock, $0.01 par value, 9,250,000 and 0 shares authorized, 8,511,607
     and 0 shares issued and outstanding at December 31, 2000 and 1999, respectively                          85,116               -
   Common stock, $0.01 par value, 60,000,000 shares authorized, 3,611,120 and 3,068,218
     shares issued and outstanding at December 31, 2000 and 1999, respectively                                36,111          30,682
   Deferred compensation                                                                                  (4,580,846)       (441,760)
   Additional paid-in capital                                                                            238,547,060       6,264,362
   Accumulated other comprehensive loss                                                                       (2,481)        (90,240)
   Accumulated deficit                                                                                  (471,295,230)   (101,499,769)
                                                                                                       -------------   -------------
     Total stockholders' equity (deficit)                                                               (237,051,623)    (95,736,725)
                                                                                                       -------------   -------------
     Total liabilities, mandatorily redeemable preferred stock and stockholders' equity (deficit)      $ 298,022,486   $ 320,535,987
                                                                                                       =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           For the year ended December 31,
                                                                                                      December 31,
                                                                                  -----------------------------------------------------
                                                                                     2000                 1999                 1998
                                                                                 ------------        ------------          ------------
Revenue:
     Telecommunications                                                         $   5,041,802        $  2,413,351           $   165,342
     Construction                                                                  38,344,455             897,745             1,418,197
        Total revenue                                                              43,386,257           3,311,096             1,583,539
                                                                                -------------        ------------          ------------
Operating expenses:
     Cost of revenue (exclusive of depreciation shown separately below):
        Telecommunications                                                         14,694,278           8,179,390             4,780,409
        Construction                                                               34,808,040           4,515,519             2,767,211
     Selling, general and administrative                                           38,429,805          14,669,747             9,615,867
     Reorganization expenses                                                        1,750,229           1,022,998                     -
     Impairment loss                                                              273,595,981                   -                     -
     Depreciation expense                                                          14,297,459           6,204,381               732,813
                                                                                -------------        ------------          ------------
        Total operating expenses                                                  377,575,792          34,592,035            17,896,300
                                                                                -------------        ------------          ------------
Net operating loss                                                               (334,189,535)        (31,280,939)          (16,312,761)
Interest expense                                                                  (42,034,241)        (41,010,069)          (32,572,454)
Interest income                                                                     7,411,356          13,111,953            13,940,240
Write-off of initial public offering costs                                                  -                   -            (1,354,534)
Other income (expense), net                                                          (983,041)            142,743                 2,913
                                                                                -------------        ------------          ------------
Net loss                                                                         (369,795,461)        (59,036,312)          (36,296,596)
Preferred stock accretion                                                             (60,648)                 -                     -
                                                                                -------------        ------------          ------------
     Net loss applicable to common stockholders                                 $(369,856,109)       $(59,036,312)         $(36,296,596)
                                                                                =============        ============          ============

   The accompanying notes are an integral part of these consolidated financial statements.

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                      For the year ended December 31,
                                                                                                December 31,
                                                                                ----------------------------------------------------
                                                                                    2000              1999                 1998
                                                                                -------------    ------------         -------------
Net loss                                                                        $(369,795,461)   $(59,036,312)        $ (36,296,596)

Other comprehensive income (loss):
    Net unrealized gain (loss) on marketable
       securities available for sale                                                   87,759        (298,451)              208,211
                                                                                -------------    ------------         -------------
Comprehensive loss                                                              $(369,707,702)   $(59,334,763)        $ (36,088,385)
                                                                                =============    ============         =============

The accompanying notes are an integral part of these consolidated financial statements.

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the year ended December 31,
                                                                                2000               1999             1998
                                                                            --------------     -------------    -------------
Cash flows from operating activities:
   Net loss                                                                 $ (369,795,461)    $ (59,036,312)   $ (36,296,596)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation expense                                                      14,297,459         6,204,381          732,813
      Amortization of deferred financing costs                                   1,984,631         1,138,722          842,790
      Impairment loss                                                          273,595,981                 -                -
      Provision for write down of spare parts                                      480,000                 -                -
      Bad debt expense                                                             134,000                 -                -
      Loss on sale of equipment                                                     83,041            17,370                -
      Gain on disposal of marketable securities                                          -          (157,983)               -
      Write off of deferred financing costs                                              -                 -          581,334
      Cost of right of way sold                                                  1,421,475                 -                -
      Interest expense resulting from amortization of discount on the                                                       -
        bonds payable                                                              409,500           409,500          307,125
      Amortization of premium on pledged securities                               (115,166)          537,251                -
      Amortization of deferred compensation                                      4,295,511           536,304          701,295
   Changes in assets and liabilities:
      Accounts receivable                                                       (9,292,474)                -                -
      Interest receivable                                                          680,323         3,370,552       (4,846,952)
      Prepaid expenses and other current assets                                     55,215        (1,583,767)        (156,935)
      Accounts payable                                                           5,259,164           689,533            6,709
      Accrued interest                                                             672,364                 -        8,932,294
      Deferred revenue                                                           6,279,105                 -                -
      Accrued expenses and other liabilities                                     6,381,247         2,816,674          339,688
      Other and intangible assets                                                 (258,344)               -                -
                                                                            --------------     -------------    -------------
        Net cash used in operating activities                                  (63,432,429)      (45,057,775)     (28,856,435)
                                                                            --------------     -------------    -------------
Cash flows from investing activities:
   Expenditures for network in progress                                       (102,236,536)      (79,378,740)     (33,619,342)
   Expenditures for property and equipment                                      (7,450,214)         (910,668)      (2,769,076)
   Expenditures for right of way                                                  (500,000)                -                -
   Proceeds on sale of equipment                                                    47,866             5,624                -
   Sale and maturity of marketable securites available for sale                 48,870,212       170,446,259       51,542,384
   Purchase of marketable securities available for sale                         (6,188,317)      (48,531,491)    (221,129,703)
   Purchase of pledged marketable securities held to maturity                  (20,779,272)                -      (83,097,655)
   Sale and maturity of pledged marketable securities held to maturity          41,691,001        39,452,000       22,271,181
   Restricted cash                                                               5,728,878        (5,721,563)      (9,971,142)
   Issuance of note receivable                                                           -                 -       (3,206,841)
   Repayment of note receivable                                                          -         3,206,841            9,000
                                                                            --------------     -------------    -------------
        Net cash provided by (used in) investing activities                    (40,816,382)      78,568,262      (279,971,194)
                                                                            --------------     -------------    -------------
Cash flows from financing activities:
   Issuance of manditorily redeemable convertible preferred stock               63,000,000                 -       19,999,998
   Proceeds from bond offering                                                           -                 -      350,000,000
   Proceeds from option to purchase Series E manditorily redeemable convertible
       preferred stock                                                           1,000,000                 -                -
   Exercise of employee common stock options                                       540,388           109,614               81
   Payment of deferred financing costs                                         (10,585,820)         (280,151)     (11,681,947)
                                                                            --------------     -------------    -------------
        Net cash provided by (used in) financing activities                     53,954,568          (170,537)     358,318,132
                                                                            --------------     -------------    -------------
Net (decrease) increase in cash and cash equivalents                           (50,294,243)       33,339,950       49,490,503
Cash and cash equivalents at the beginning of period                            90,661,837        57,321,887        7,831,384
                                                                            --------------     -------------    -------------
Cash and cash equivalents at the end of period                              $   40,367,594     $  90,661,837    $  57,321,887
                                                                            ==============     =============    =============
Supplemental disclosure:
   Cash paid for interest                                                   $   43,609,766     $  43,081,220    $  22,271,234
                                                                            ==============     =============    =============
   Noncash investing and financing transactions:
      Acquisition of network equipment financed by accounts payable
       and vendor financing                                                 $   92,657,688     $  20,095,646    $  10,200,650
                                                            `               ==============     =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Series A,                           Note
                                               B, C and D                       Receivable                Additional       Other
                                               Preferred       Common Stock        From       Deferred      Paid-in    Comprehensive   Accumulated
                                                           -------------------
                                                 Stock     Shares     Amount    Stockholder Compensation    Capital         Loss          Deficit          Total
                                               ----------  --------- ---------  ----------- ------------  -----------  -------------  -------------- -------------
   Balance at December 31, 1997                $        -  2,900,000 $  29,000  $    (9,000) $         -  $   381,990  $           -  $   (6,166,861)$  (5,764,871)
Exercise of stock options                               -      2,358        24            -            -           57              -               -            81
Repayment of note receivable                            -          -         -        9,000            -            -              -               -         9,000
Deferred compensation expense related to issuance of
   employee common stock options                        -          -         -            -   (1,679,359)   1,679,359              -               -             -
Amortization of compensation expense related to
   issuance of employee common stock options            -          -         -            -      701,295            -              -               -       701,295
Fair value of warrants to purchase common
   stock                                                -          -         -            -            -    4,095,000              -               -     4,095,000
Net unrealized gain on marketable securities
   available for sale                                   -          -         -            -            -            -        208,211               -       208,211
Net loss                                                -          -         -            -            -            -              -     (36,296,596)  (36,296,596)
                                               ----------  --------- ---------  ----------- ------------  -----------  -------------  -------------- -------------
   Balance at December 31, 1998                $        -  2,902,358  $ 29,024  $         -   $ (978,064) $ 6,156,406      $ 208,211  $  (42,463,457)$ (37,047,880)
Exercise of stock options                               -    165,860     1,658            -            -      107,956              -               -       109,614
Amortization of compensation expense related to
   issuance of employee common stock options            -          -         -            -      536,304            -              -               -       536,304
Net unrealized gain on marketable securities
   available for sale                                   -          -         -            -            -            -       (298,451)              -      (298,451)
Net loss                                                -          -         -            -            -            -              -     (59,036,312)  (59,036,312)
                                               ----------  --------- ---------  ----------- ------------  -----------  -------------  -------------- -------------
   Balance at December 31, 1999                $        -  3,068,218  $ 30,682  $         -   $ (441,760) $ 6,264,362      $ (90,240) $ (101,499,769)$ (95,736,725)
Exercise of stock options                               -    542,902     5,429            -            -      534,959              -               -       540,388
Amortization of compensation expense related to
   issuance of employee common stock options            -          -         -            -    5,135,085            -              -               -     5,135,085
Deferred compensation expense related to issuance of
   employee common stock options                        -          -         -            -  (10,603,775)  10,603,775              -               -             -
Deferred compensation expense reversal                  -          -         -            -    1,329,604   (2,169,178)             -               -      (839,574)
Conversion of series A, B and C from manditorily
   redeemable to convertible preferred stock      158,647          -         -            -            -   35,810,992              -               -    35,969,639
Issuance of series D convertible preferred stock   85,116          -         -            -            -  186,914,890              -               -   187,000,006
Issuance costs related to series D convertible
   preferred stock                                      -          -         -            -            -     (352,092)             -               -      (352,092)
Option to purchase 1,593,082 shares of series E
   preferred stock                                      -          -         -            -            -    1,000,000              -               -     1,000,000
Net unrealized gain on marketable securities
   available for sale                                   -          -         -            -            -            -         87,759               -        87,759
Series E accretion                                      -          -         -            -            -      (60,648)             -               -       (60,648)
Net loss                                                -          -         -            -            -            -              -    (369,795,461) (369,795,461)
                                               ----------  --------- ---------  ----------- ------------ ------------  -------------  -------------- -------------
                                               $  243,763  3,611,120  $ 36,111  $         - $ (4,580,846)$238,547,060  $      (2,481) $ (471,295,230)$(237,051,623)
                                               ==========  ========= =========  =========== ============ ============  =============  ============== =============

   The accompanying notes are an integral part of these consolidated financial statements.
                                      F-7

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

AND PREDECESSOR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         THE COMPANY

        Pathnet Telecommunications, Inc. and its subsidiaries (the Company) is a wholesale telecommunications carrier providing other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States.

         The Company's telecommunications network enables its customers, including existing local telephone companies, long distance companies, internet service providers, competitive telecommunications companies, cellular operators and other telecommunications providers to offer additional services to new and existing customers in the markets the Company serves without having to expend their own resources to build, expand or upgrade their own networks.

         As of December 31, 2000, the Company's network consisted of over 6,300 wireless route miles providing wholesale transport services and 1,500 miles of installed fiber, with collocations in 106 cities. The Company has an additional 250 route miles of network under construction.

2.          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Pathnet Telecommunications, Inc. (Pathnet Telecommunications) was formed on November 1, 1999 in order to facilitate a reorganization transaction with Pathnet, Inc. (Pathnet), which was founded in 1995. The reorganization was completed on March 30, 2000, resulting in Pathnet becoming a wholly owned subsidiary of Pathnet Telecommunications. Pathnet Telecommunications and Pathnet are considered companies under common control. Consequently, for purposes of the accompanying consolidated financial statements, Pathnet has been treated as a "predecessor" entity. Therefore, the consolidated financial statements financial statements as of December 31, 1999 and for the two years then ended represent the historical financial information of Pathnet, the predecessor entity. Hereafter, Pathnet Telecommunications and its subsidiaries are referred to as the Company.

        The accompanying financial statements have been prepared on a basis which assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. On April 2, 2001 the Company and several of its subsidiaries filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the District of Delaware. The Company has petitioned the court to allow it to continue operating its business as debtors-in-possession. The Company intends to sell all, part or parts of its business. If it sells only a portion of its business or assets, it expects to liquidate its remaining assets and cease operations. It does not expect to generate sufficient cash to repay any investment in full under any circumstances. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business or on the interests of creditors and stockholders. The Company has incurred losses from operations since inception and has a net stockholders' deficit. The Company has not been successful in obtaining additional financing to sustain its operations and will have insufficient liquidity to fund operations or meet its obligations unless a new source of capital is obtained. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Although, management continues to pursue these plans, there is no assurance the Company will be successful on a timely basis or on terms that are acceptable to the Company or its creditors. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The bankruptcy process described above could ultimately result in the sale of substantially all or a portion of the Company's assets. Although the Company and its creditors are not required to accept any offer, it is possible the Company's creditors would accept an offer or offers to purchase substantially all of the Company's assets for less than the current book value of those assets. Such a transaction could result in further impairment of assets.

Consolidation

         The consolidated financial statements include the accounts of Pathnet Telecommunications and its wholly owned subsidiaries, Pathnet Inc., Pathnet Operating, Inc., Pathnet Operating of Virginia, Inc., Pathnet Equipment Leasing LLC (a wholly owned subsidiary of Pathnet Operating Inc.), Pathnet Real Estate LLC (a wholly owned subsidiary of Pathnet Operating, Inc.), Pathnet/Idaho Power Equipment, LLC and Pathnet/Idaho Power License, LLC (a wholly owned subsidiary of Pathnet). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Actual amounts could differ from these estimates.

Fair Value of Financial Instruments

         The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents and accounts payable, approximate fair value due to the relatively short maturity of these instruments. As of December 31, 2000, the fair value of the Company's 121/4% Senior Notes was approximately $44.5 million.

Cash and Cash Equivalents

         The Company considers all highly liquid instruments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, marketable securities and associated interest receivable, note receivable, restricted cash and trade accounts receivable. Marketable securities and associated interest receivable include U.S. Treasury securities and debt securities of U.S. Government agencies, certificates of deposit and money market funds, and corporate debt securities. The Company has invested its excess cash in a money market fund with a commercial bank. The money market fund is collateralized by the underlying assets of the fund. The Company's restricted cash is maintained in an escrow account (see note 9) at a major bank. During the year ended December 31, 2000, the Company provided $900,000 for anticipated losses on short-term investments included in cash and cash equivalents and restricted cash. During the years ended December 31, 1999 and 1998, the Company did not experience any losses on its cash and cash equivalents and restricted cash.

         At December 31, 2000 and 1999, four and one customers accounted for 75% and 27% of gross accounts receivable, respectively. For the year ended December 31, 2000, 1999 and 1998, two, one and one customers accounted for 87%, 60% and 98% of total revenue, respectively.

Marketable Securities

         Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has classified certain securities as held to maturity pursuant to a pledge agreement. Held to maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities are classified as current or noncurrent based on the maturity date. Securities available for sale are carried at fair value based on quoted market prices at the balance sheet date, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss).

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income or expense. Realized gains and losses are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company's investments in debt and equity securities are diversified among high credit quality securities in accordance with the Company's investment policy.

Property and Equipment

        Property and equipment, consisting of network in progress, communications network, office and computer equipment, furniture and fixtures and leasehold improvements, is stated at cost. Network in progress costs incurred during development, including interest, are capitalized. Depreciation of the completed communications network commences when the network equipment is ready for its intended use and is computed using the straight-line method with estimated useful lives of network assets ranging between three to twenty years. Depreciation of the office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are available for service. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

Impairment of Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their estimated fair value. The estimated fair value of the asset is determined based on the quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals, and fundamental analysis or other methods.

Deferred Income Taxes

         The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the Company's current provision for federal and state income taxes and the change in the Company's net deferred tax assets and liabilities during the period.

Revenue Recognition

         Revenue is recognized when persuasive evidence of an arrangement exists, terms are fixed or determinable, services are performed and collection is probable.

        Telecommunication revenue is recognized as services are provided. Amounts billed in advance of the service are recorded as deferred revenue. Telecommunications revenue includes revenue earned under indefeasible right to use agreements for long-term fiber and conduit leases. Long term fiber and conduit lease contracts are accounted for as operating leases unless title transfers to the lessee.

         Construction revenue is recognized over the related project period as cost are incurred plus a management fee. The Company defers revenue when contractual payments are received in advance of the performance of services.

         During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. The adoption of this standard had no material impact on the results of operations, financial position and cash flows.

Deferred Financing Costs

        The Company has incurred costs related obtaining debt-financing arrangements. Such costs are amortized over the term of the debt or financing arrangement.

Accounting for Stock Based Compensation

        Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company provides the disclosure required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

Redeemable Preferred Stock

         The carrying value of mandatorily redeemable convertible preferred stock is increased by periodic accretions so the carrying amount will equal the redemption amount at the redemption date. These increases are effected through charges to the net loss attributable to common stockholders.

Recent Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: a) the definition of employee for purposes of applying Opinion 25, b) the criteria for determining whether a plan qualifies as a noncompensatory plan, c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation became effective July 1, 2000. The adoption of this Interpretation had no material effect on our financial position, the results of operations or cash flows.

         The Company has adopted the Statement of Financial Accounting Standards No. 33 (SFAS 33), "Accounting for Derivative Instruments and Hedging Activities" effective on January 1, 2001. As the Company has no derivative instruments effective January 1, 2001, the effect of the adoption had no impact to the financial statements.

Reclassifications

        Certain reclassifications have been made in the accompanying consolidated financial statements for prior periods to conform with the December 31, 1999 presentation.

3.          SEGMENT REPORTING

        The Company identifies its reportable segments on the basis of management responsibility. The Company's chief decision maker monitors segment performance on the basis of segment income (loss) exclusive of depreciation. The telecommunications segment operating loss represents the telecommunications revenue less the direct cost of revenue and impairment losses. The construction segment operating income (loss) represents the construction revenue less the direct cost of revenue. Other includes all selling, general and administrative cost, reorganizations expenses and depreciations expenses. All of the Company's revenue is attributable to customers in the United States, and all of its assets are located in the United States.

         The following tables reflect the financial information for the reportable segments:

                                                              Year ended December 31, 2000
                                                              ----------------------------
                                         Telecommunications      Construction       Other         Consolidated
                                         ------------------      ------------       -----         ------------
Revenue                               $            5,041,802  $    38,344,455  $          --   $     43,386,257
Operating expenses                               288,290,259       34,808,040     54,477,493        377,575,792
                                      ----------------------  ---------------  --------------  ----------------
Operating income (loss)               $         (283,248,457) $     3,536,415  $  (54,477,493) $   (334,189,535)
                                      ======================  ===============  ==============  ================

                                                                Year ended December 31,1999
                                                                ---------------------------
                                        Telecommunications       Construction       Other         Consolidated
                                        -------------------      ------------       -----         ------------
Revenue                               $            2,413,351  $       897,745  $           --  $      3,311,096
Operating expenses                                 8,179,390        4,515,519      21,897,126        34,592,035
                                      ----------------------  ---------------  --------------  ----------------
Operating loss                        $           (5,766,039) $    (3,617,774) $  (21,897,126) $    (31,280,939)
                                      ======================  ===============  ==============  ================

                                                               Year ended December 31, 1998
                                                               ----------------------------
                                         Telecommunications      Construction        Other        Consolidated
                                         ------------------       ------------       -----        ------------
Revenue                               $              165,342  $     1,418,197  $            --  $      1,583,539
Operating expenses                                 4,780,409        2,767,211       10,348,680        17,896,300
                                      ----------------------  ---------------  --------------   ----------------
Operating loss                        $           (4,615,067) $    (1,349,014) $   (10,348,680) $   (16,312,761)
                                      ======================  ===============  ===============  ================

4.         REORGANIZATION

        On March 30, 2000, the Company completed a strategic investment transaction with Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. As part of the transaction, the Company received a contribution of over 12,000 miles of access to rights of way with an estimated value of approximately $187.0 million. During the fourth quarter of 2000, these intangible assets were impaired and the carrying value reduced (see note 7).

         In return for the access to rights of way, the Company issued 8,511,607 shares of the Company's Series D convertible preferred stock. In addition to providing a portion of the rights of way access, Colonial Pipeline paid $43.0 million in cash to the Company, comprised of $38.0 million at the initial closing for 1,729,631 shares of the Company's Series E redeemable preferred stock, $1.0 million for the issuance of an option to purchase 1,593,082 shares of the Company's Series E redeemable preferred stock for $21.97 per share in connection with an initial public offering and $4.0 million for rights in 2,200 conduit miles of our future network. Colonial Pipeline paid an additional $25.0 million for 1,137,915 shares of the Company's Series E redeemable preferred stock upon the completion of a fiber-optic network segment that the Company completed during the third quarter of 2000. The option to purchase 1,593,082 shares of the Company's Series E preferred stock expired unexercised in July 2000.

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

         The Company obtained consents to the waiver and the amendment of certain provisions of the indenture from the holders of a majority of Pathnet's Senior Notes. In return for such consents, (i) Pathnet made consent fee payments to consenting noteholders of approximately $6.6 million in the aggregate and purchased and pledged to the trustee under the indenture for the benefit of the noteholders, additional U.S. Treasury Securities as security covering the October 16, 2000 interest payment on the Senior Notes and (ii) Pathnet Telecommunications issued its senior guarantees of the Senior Notes. The $6.6 million consent payment to the bondholders increased deferred financing costs and is being amortized over the remaining term of the Senior Notes. In addition, for the year ended December 31, 2000, the Company expensed approximately $1.8 million of reorganization expenses related to fees for printing, legal, solicitation and other transaction fees, which is reflected as reorganization expenses in the statement of operations.

5.          MARKETABLE SECURITIES

        The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

         The following is a summary of the investments in marketable securities at December 31, 2000:

                                                                           Gross Unrealized
                                                                         -------------------
                                                            Cost           Gains      Losses           Market Value
                                                     ------------------ ----------- -------------    -----------------
  Available for sale securities:
    U.S. Treasury securities and debt securities
      of U.S. Government agencies                    $        1,150,239 $        --  $        492   $        1,149,747
    Corporate debt securities                                 3,998,400          --         1,989            3,996,411
                                                     ------------------ -----------  ------------   ------------------

                                                     $        5,148,639 $        --  $      2,481   $        5,146,158
                                                     ================== ===========  ============   ==================

         The following is a summary of the investments in marketable securities at December 31, 1999:

                                                                           Gross Unrealized
                                                                        -------------------
                                                            Cost           Gains      Losses           Market Value
                                                     ------------------ ----------- -------------    -----------------
    Available for sale securities:
    U.S. Treasury securities and debt securities
      of U.S. Government agencies                    $       19,363,417 $        --  $     59,490   $       19,303,927
    Corporate debt securities                                26,959,695       8,800        30,088           26,938,407
    Debt Securities issued by foreign
      governments                                             1,507,422          --         9,462            1,497,960
                                                     ------------------ -----------  ------------   ------------------
                                                     $       47,830,534 $     8,800  $     99,040   $       47,740,294
                                                     ================== ===========  ============   ==================

        Gross realized gains on sales of available for sale securities were approximately $158,000 during the year ended December 31, 2000. Gross realized gains and gross realized losses on sales of available for sale securities were immaterial during the years ended December 31, 1999 and 1998.

         The amortized cost and market value of available for sale securities by contractual maturity at December 31, 2000 is as follows:

                                                                        Cost            Market Value
                                                                ------------------     -------------

         Due in one year or less                                $        5,148,639      $ 5,146,158
                                                                ==================      ===========

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

6.         PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at December 31, 2000 and 1999:

                                                                           2000                   1999
                                                                   -----------------         ---------------

         Network in progress                                      $      79,207,598       $       63,123,322
         Communications network                                         125,170,187               71,604,029
         Office and computer equipment                                    9,058,173                2,262,934
         Furniture and fixtures                                           1,474,130                1,555,771
         Leasehold improvements                                           1,607,917                  337,181
                                                                   ----------------       ------------------
                                                                        216,518,005              138,883,237
         Less: accumulated depreciation                                  (5,913,140)              (6,954,872)
                                                                  -----------------       ------------------
         Property and equipment, net                               $    210,604,865       $      131,928,365
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

7.         ASSET IMPAIRMENT

        During the fourth quarter of 2000, the Company identified certain events and changes to their operations which indicated the carrying amount of certain long-lived assets was not recoverable. As a result the Company recorded impairment charge of $273.6 million for the year ended December 31, 2000, consisting of the following:

           $184.9 million impairment of intangible assets - rights of way;

          $88.7 million impairment of communications network.

        On March 30, 2000, the Company completed a reorganization transaction whereby Burlington Northern and Sante Fe Railway, CSX Transportation, Inc. and Colonial Pipeline Company contributed certain assets including access rights to their rights of way to permit the Company to build a fiber optic telecommunications network along their existing railroad and pipeline corridors in return for series D preferred stock (see note 4). These access rights had an estimated fair value of $187 million and were recorded as an intangible asset. In light of the Company's difficulty in procuring sufficient capital to fund the expansion of the fiber optic network and the availability of other fiber optic networks, the Company abandoned its strategy of building upon its access to these rights of way. As a result the Company estimated the fair value of its access to rights of way based on the expected discounted future cash flows and recorded an impairment charge.

        The Company's microwave network is utilized to serve second and third tier markets with telecommunications services, which include local access and long distance services. With the rapid advancement and availability of fiber optic and broadband networks, the Company determined the potential for significant customer utilization was limited. As a result, the microwave network assets were written down to their estimated fair value based upon an estimate of residual value resulting in an impairment charge of $72.8 million.

         During 2000 the Company began the construction of remote collocation assets to be utilized as part of the Company's rollout of a Digital Subscriber Line service. However, due to changes in market conditions, management has cancelled any rollout of that service. As such, those assets were written down to their estimated fair value based upon the disposition of the assets in comparable transactions resulting in an impairment charge of $9.7 million.

8.         DEFERRED FINANCING COSTS

        The Company incurred approximately $11.3 million related to the debt offering of senior notes and approximately $6.6 million related to the amendment to the Senior Notes in connection with the reorganization transaction. During 2000, the Company incurred financing costs of approximately $4.0 million related to obtaining debt-financing arrangements with vendors. Such costs are amortized over the term of the debt or financing arrangement.

9.         RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its development agreements. The funds in each escrow account are available only to fund the projects to which the escrow is related. Generally, funds are released from escrow to pay project costs as incurred. During the year ended December 31, 2000, the Company deposited approximately $16.8 million in escrow, was credited interest on the account of $1.2 million, and released approximately $23.4 million from escrow.

10.         LONG-TERM DEBT

         As of December 31, long-term debt consisted of the following:

                                                          2000          Interest         1999           Interest
                                                          ----          --------         ----           --------

             Senior Notes                           $     347,031,125    12.25%     $   346,621,625     12.25%
             Vendor financing                              58,609,325    11.14                    --        --
                                                    -----------------                ---------------
                                                    $     405,640,450                $   346,621,625
                                                    =================                ===============

Senior Notes

        During 1998, the Company completed a debt offering (Senior Notes) for gross proceeds of $350.0 million less issuance costs of approximately $11.3 million. Upon issuance, approximately $345.9 million of the gross proceeds were allocated to the Senior Notes and approximately $4.1 million was allocated to the warrants to purchase common stock based upon estimated fair values. The warrants expire on April 15, 2008. The estimated value attributed to the warrants has been recorded as a discount on the face value of the Senior Notes and as additional paid-in capital. This discount is being amortized as an increase to interest expense and the carrying value of the debt over the related term using the interest method. As of December 31, 2000 and 1999, the unamortized bond discount was $2,968,875 and $3,378,375, respectively. Interest on the Senior Notes accrues at an annual rate of 12 1/4%, payable semiannually, in arrears, beginning October 15, 1998, with principal due in full on April 15, 2008. A semi-annual interest payment is due on the Senior Notes on April 15, 2001. The Company will not be able to pay this semi-annual interest payment without the consent of the bankruptcy court. The Company does not expect to seek or receive that consent. Interest on the Senior Notes was approximately $42.9 million for each of the years ended December 31, 2000 and 1999, respectively, of which approximately $4.8 million and $3.6 million, respectively, was capitalized as network under development. The Company used approximately $81.1 million of the proceeds related to the debt offering to purchase U.S. Government debt securities, which are restricted and pledged as collateral for repayment of all interest due on the Senior Notes through April 15, 2000 which have a balance of $0 and $20,796,563 as of December 31, 2000 and 1999, respectively. The Senior Notes are redeemable, in whole or part, at any time on or after April 15, 2003 at the option of the Company, at the following redemption prices plus accrued and unpaid interest (i) on or after April 15, 2003; 106% of the principal amount, (ii) on or after April 15, 2004; 104% of the principal amount, (iii) on or after April 15, 2005; 102% of the principal amount and (iv) on or after April 15, 2006; 100% of the principal amount. In addition, at any time prior to April 15, 2001, the Company may redeem within sixty days, with the net cash proceeds of one or more public equity offerings, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 112.25% of the principal amount plus accrued and unpaid interest provided that at least 65% of the original principal amount of the Senior Notes remain outstanding. Upon a change in control, as defined, each holder of the Senior Notes may require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price of cash equal to 101% of the principal amount plus accrued and unpaid interest and liquidated damages if any.

         The Senior Notes contain certain covenants which restrict the activities of the Company including limitations of indebtedness, restricted payments, issuances and sales of capital stock, affiliate transactions, liens, guarantees, sale of assets and dividends.

Vendor Financing

         On August 10, 2000, the Company entered into credit facility agreement with one of the Company's vendors. The credit facility is available for six years and can be used for the purchase of telecommunications equipment and services from the vendor. The agreement consists of a $210 million multiple-advance term loan facility and includes the following terms:

           The facility has a three year draw down period, a three year repayment period and consists of two $105 million tranches;

          The loans bear interest based upon an index plus a specified margin;

           Proceeds of the loans are used for the payment when due for purchases of the vendor's equipment and services for our telecommunications network.

         Principal of the loans is repayable in twelve quarterly installments, generally commencing on the earliest of June 30, 2003. The entire principal balance of the loans, plus all accrued but unpaid interest thereon, generally, are due and payable in on the third anniversary of the date on which the loans are fully funded.

         Amounts not drawn under the vendor facility will generally cease to be available to the Company on June 30, 2003 or the date on which the loans are fully funded. The loans may be prepaid in whole or in part at any time subject to notice provisions acceptable to the lenders, payment of LIBOR breakage costs and a minimum prepayment amount of $1 million.

        The Company paid an origination fee for the first tranche of $105 million and will owe an origination fee on the second tranche on the date on which the first tranche has been fully funded and an advance against the second tranche is requested. In addition, the Company pays a commitment fee on unused commitments, due quarterly in arrears.

         As of December 31, 2000, $28.1 million was outstanding under this vendor facility.

        On September 8, 2000, the Company entered into a $50 million credit facility with another of the Company's vendors. The credit facility is available for six years and can be for the purchase of telecommunications equipment and services from the vendor.

         The loans bear interest based upon an index plus a specified margin. Principal of the loans is repayable in sixteen quarterly installments, commencing on the second anniversary of the closing date (September 2003). The entire principal balance of the loans, plus all accrued but unpaid interest thereon, are due and payable in full on the sixth anniversary of the date on which the vendor facility was executed.

        Amounts not drawn under the vendor facility will cease to be available to the company twenty four months after the closing date of the vendor facility. The loans may be prepaid in whole or in part at any time subject to payment by borrower of lender's expenses incurred by lender in obtaining or liquidating or re-employing deposits or other funds to fund or maintain the loans.

        The Company paid a closing fee for the facility. In addition, the Company pays a commitment fee on unused commitments, due quarterly in arrears, along with a facility fee.

         As of December 31, 2000, $30.5 million was outstanding under this vendor facility.

         As of December 31, 2000, the future maturities of all long-term debt, excluding the unamortized discount, is as follows:

         2003                                                          $             10,728,809
         2004                                                                        18,406,813
         2005 and thereafter                                                        376,504,828
                                                                       ------------------------
                                                                       $            405,640,540
                                                                       ========================

11.          RELATED PARTY TRANSACTION

        As part of the March 30, 2000 reorganization, Pathnet received $4,000,000 from Colonial Pipeline Company (Colonial) for the Company's sale to Colonial of rights in a specified number of conduit miles of network to be built in the future. The Company received $275,000 in rights of way from CSX Transportation, Inc. (CSX) for the Company's sale to CSX of rights of a specified number of conduit miles to its future network. The Company has no plans to build the required conduit and has recorded theses amounts as other current liabilities as of December 31, 2000.

12.          CAPITAL STOCK

         As of December 31, 2000, the authorized capital stock consisted of the following:

                                                                  Authorized Shares
                                                                  -----------------
             Common Stock                                              60,000,000
                                                                       ----------

             Preferred Stock:
                Series A Convertible Preferred Stock                     2,899,999
                Series B Convertible Preferred Stock                     4,788,030
                Series C Convertible Preferred Stock                     8,176,686
                Series D Convertible Preferred Stock                     9,250,000
                Series E Convertible Preferred Stock                     4,506,145
                Blank Check Preferred Stock                             10,000,000
                                                                        ----------
                Total Preferred Stock                                   39,620,860
                                                                        ----------
                    Total                                               99,620,860
                                                                         ==========

Common Stock

        The common stockholders are entitled to one vote per share of common stock on all matters to be voted upon by the stockholders generally. Holders of common stock also will be entitled to receive dividends, if any, declared from time to time by the board of directors out of funds legally available for dividends. If we are liquidated, dissolved or wound-up, holders of common stock will share proportionately in all assets available for distribution. However, both dividend and distribution rights of the common stockholders are subject to the rights of the preferred stockholders as described below. The common stockholders have no preemptive or conversion rights (other than the preemptive rights granted to a founder under the stockholders agreement). The common stock does not have cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock.

        On May 8, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of common stock (Initial Public Offering). The Company subsequently postponed the Initial Public Offering and expensed approximately $1.4 million, consisting primarily of legal and accounting fees, printing costs, and Securities and Exchange Commission and Nasdaq Stock Market fees.

Preferred Stock

         Subject to the limitations described below, our certificate of incorporation gives the board of directors the authority, without further stockholder action, to issue up to 10 million shares of preferred stock in one or more series and to fix the relative powers, preferences, rights, qualifications, limitations or restrictions of the preferred stock, including:

          Dividend rates;

           Conversion rights;

          Voting powers;

          Terms of redemption;

          Redemption prices;

          Amounts payable upon liquidation; and

          The number of shares constituting any series or the designation of those series.

Series A, B, C, D and E Convertible Preferred Stock

        Voting. The preferred stock is voted on an "as converted" basis with the common stock. This means that each share of preferred stock will initially have one vote, representing the number of votes those shares would have if they were converted into shares of the common stock. In the event that the number of shares of common stock into which the shares of any series of preferred stock may be converted is adjusted in the future, the number of votes which shares of that series of preferred stock may exercise will be adjusted accordingly.

         Veto Rights. The consent of holders of 67% of the preferred stock voting together as a single class is required for actions that:

           Redeem or otherwise acquire for value any shares of the capital stock or capital stock of subsidiaries, except for certain redemption rights provided in the certificate of incorporation for the holders of the Series E preferred stock and other redemptions in accordance with stockholders agreements, option agreements or employment agreements approved by the board of directors;

          Issue any equity securities or securities convertible into equity securities other than as provided in the stockholders agreement;

           Increase or decrease the total number of authorized shares of preferred stock, other than by conversion as permitted under the certificate of incorporation;

           Pay or declare any dividends on any capital stock;

           Enter into a merger, consolidation, reorganization or recapitalization transaction;

           Amend the certificate of incorporation or bylaws in any way that adversely affects the rights or preferences of the preferred stockholders; or

           Incur indebtedness, other than indebtedness existing on the completion of the reorganization, indebtedness of $5 million or less or indebtedness incurred in the ordinary course of business.

         Dividends. The Company cannot pay any dividends on the common stock unless the Company has first paid a corresponding dividend on the preferred stock.

         Liquidation Preference. The preferred stockholders are entitled to a liquidation preference equal to their initial purchase price of the preferred shares (as adjusted for stock splits, stock dividends, recapitalizations and similar events) plus any declared but unpaid dividends. The Series E preferred stock ranks prior to all of the other shares of capital stock upon liquidation, including the other shares of all preferred stock. Following payment to the holders of the Series E preferred stock, the remaining shares of all preferred stock are ranked prior to the common stock, and on a parity with each other. This preference currently entitles the stockholders to payments of the following amounts upon the liquidation:

          $0.34 for each share of Series A Convertible Preferred Stock;

          $1.13 for each share of Series B Convertible Preferred Stock;

          $3.67 for each share of Series C Convertible Preferred Stock;

          $21.97 for each share of Series D Convertible Preferred Stock; and

           $21.97 for each share of Series E Convertible Preferred Stock.

        Redemption. The holders of the Series E preferred stock have the right to require the Company to redeem some or all of their shares of Series E preferred stock at a price equal to the original purchase price paid for the Series E preferred stock if the Company has not either undergone an initial public offering (IPO), listed the common stock for trading on a national securities exchange, or had the stock traded in an over-the-counter market and quoted in an automated quotation system of the National Association of Securities Dealers, Inc. on or before November 3, 2001. This redemption right is inoperable provided the Senior Notes (see note 10) remain outstanding.

         The Company is not required to redeem the Series A, B, C or D preferred stock. Accordingly, the holders of series A, B, and C preferred stock who exchanged their preferred stock in connection with reorganization (see note 4) lost their existing redemption rights under the certificate of incorporation.

         Conversion and Anti-dilution. The preferred stockholders may convert each share of preferred stock at any time into one share of the Company's common stock. The conversion ratio may be increased or decreased as a result of stock splits, dividends, recapitalizations and similar events. If the Company issue shares of common stock for prices less than the applicable conversion prices (which equals the liquidation preferences indicated above), anti-dilution provisions in the certificate of incorporation will increase the number of shares of common stock into which each share of the affected series of preferred stock would be converted. The shares of Series E preferred stock possess more favorable conversion rights than do the Series A, B, C and D preferred stock. In the event of any sale of shares of common stock (or securities convertible into shares and common stock) at a price less than the applicable conversion price, the conversion formula for the shares of Series E preferred stock will adjust to convert shares of Series E preferred stock into that number of shares of common stock that would have been available to those holders if they had originally purchased their shares of Series E stock for any reduced price at which the Company issues any shares of common stock or securities convertible into common stock.

         The preferred stock automatically converts into common stock if the Company completes an IPO or if the common stock is either listed for trading on a national securities exchange or is traded in an over-the-counter market and quoted in an automated quotation system of the National Association of Securities Dealers, Inc. and, in each case, the Company satisfy certain proceeds and valuation requirements.

13.        STOCK OPTIONS

         On August 25, 1995, the Company adopted the 1995 Stock Option Plan (1995 Plan), under which incentive stock options and non-qualified stock options could be granted to the Company's employees and certain other persons and entities in accordance with law. The Compensation Committee, which administers the 1995 Plan, determined the number of options granted, the vesting period and the exercise price of each award made under the 1995 Plan. The 1995 Plan will terminate August 28, 2005 unless terminated earlier by the Board of Directors. During 1998, the Compensation Committee determined that no further awards would be granted under the 1995 Plan. As of December 31, 2000, the Company had reserved 495,126 shares of common stock to issue under the 1995 Plan.

        Options granted to date under the 1995 Plan generally vest over a three year period and expire either 30 days after termination of employment or 10 years after date of grant.

         On August 1, 1997, the Company adopted the 1997 Stock Incentive Plan (1997 Plan), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and certain other types of awards may be granted to the Company's employees and certain other persons and entities in accordance with the law. To date, only non-qualified stock options have been granted under the 1997 Plan. The Compensation Committee, which administers the 1997 Plan, determines the number of options granted, the vesting period and the exercise price of each award granted under the 1997 Plan. The 1997 Plan will terminate July 31, 2007 unless earlier terminated by the Board of Directors. As of December 31, 2000, the Company had reserved 5,004,874 shares of common stock to issue under the 1997 Plan.

        Options granted under the 1997 Plan generally vest over a three to seven year period and expire: (1) ten years after the date of grant, (2) two years after the date of the participant's termination without cause, disability or death, (3) three months after the date of the participant's resignation, (4) on the date of the participant's termination with cause or (5) on the date of any material breach of any confidentiality or non-competition covenant or agreement entered into between the participant and the Company.

         During the year ended December 31, 1998, 667,373, 89,721 and 350,000 options were issued at an exercise price of $1.13, $3.67 and $5.20 per share, respectively. The estimated fair value of the Company's underlying common stock in each case was determined to be $1.99, $16.00 and $5.20 per share, respectively. Accordingly, the Company calculated deferred compensation expense of approximately $1.7 million related to these options to be recognized as compensation expense over their vesting period.

         During the years ended December 31, 2000 and 1999, 2,275,754 and 726,450 options, respectively, were issued at an exercise price of $11.00 and $5.20 per share, respectively, which at times was less than the estimated fair value of the underlying common stock. The estimated fair value of the Company's underlying common stock was determined to range between $11.00 and $21.97 per share. Accordingly, the Company calculated deferred compensation expense of approximately $10.6 million related to these options to be recognized as compensation expense over their vesting period.

        During the year ended December 31, 2000, 1999 and 1998, the Company incurred non-cash amortization expense related to the stock compensation of:

                                                                          For the year ended December 31,
                                                            ----------------------------------------------------
                                                                  2000                1999              1998
                                                            ---------------    -----------------  --------------
          Cost of revenue - Telecommunications              $       266,684    $              --  $           --
          Cost of revenue - Construction                                 --               82,331          61,851
          Selling, general and administrative                     4,028,826              453,973         639,444
                                                            ---------------    -----------------  --------------
             Total                                          $     4,292,510    $         536,304  $      701,295
                                                            ===============    =================  ==============

         Stock option activity was as follows:

                                                          1995 Plan                       1997 Plan
                                             -----------------------------------   --------------------
                                                              Non-                   Non-                  Weighted
                                               Incentive    Qualified             Qualified                 Average
                                                 Stock       Stock                  Stock                   Exercise
                                                Options     Options      Price     Options         Price      Price
                                                -------     -------      -----     -------         -----      -----

    Options outstanding, December 31, 1997      424,395       77,805     $0.034    1,289,167    $1.13-$3.67  $ 1.430

    Options granted                                  --           --         --    1,107,094    $1.13-$5.20  $ 2.622
    Options exercised                                --       (2,358)    $0.034           --             --    --
    Options cancelled                                --       (4,716)    $0.034       (5,554)   $1.13-$5.20  $ 3.145
                                                -------   ----------              ----------
    Options outstanding at December 31, 1998    424,395       70,731     $0.034    2,390,707    $1.13-$5.20  $ 1.888

    Options granted                                  --           --         --      726,450          $5.20  $5.2000
    Options exercised                           (70,733)          --     $0.034      (95,127)   $0.03-$1.13  $0.6609
    Options cancelled                                --           --         --     (770,826)   $1.13-$5.20  $2.9313
                                                -------   ----------              ----------
    Options outstanding at December 31, 1999    353,662       70,731     $0.034    2,251,204    $1.13-$5.20  $2.5636

    Options granted                                  --          --          --    2,275,754   $5.20-$11.00 $10.8981
    Options exercised                          (353,662)         --      $0.034     (189,240)  $1.13-$11.00  $0.9954
    Options cancelled                                --          --          --     (340,565)  $0.03-$11.00  $8.1952
                                                -------   ----------              ----------
    Options outstanding at December 31, 2000         --       70,731     $0.034    3,997,153   $1.13-$11.00   $6.9641
                                                ========      ======               =========

    Options exercisable at December 31, 2000       --        70,731      $0.034    1,378,066   $1.13-$11.00   $2.2571

        The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant, compensation expense is to be recognized over the applicable vesting period.

                                                                     Year Ended December 31,
                                                        -----------------------------------------------
                                                        2000               1999                  1998
                                                        ----               ----                  ----
      Net loss as reported                          $ 369,795,461      $59,036,312          $36,296,596
      Pro forma net loss                            $ 371,232,734      $59,222,962          $36,859,594

         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 5.16 % and 6.55% and expected terms of 5.8 and 5.5 years. The following weighted average assumptions were used for grants during the year ended December 31, 2000: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.38% and expected terms of 6.5 years.

         As of December 31, 2000 and 1999, the weighted average remaining contractual life of the options is 8.3 years and 7.9 years, respectively.

14.         COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

        The Company maintains office space in Virginia and Texas. The most significant leases relate to the Company's new headquarters facilities in Reston.

         On December 30, 1998, the Company entered into an operating lease agreement for the lease of tower site space, sufficient to perform its obligations under a fixed point microwave agreement (FPMA) with an incumbent. Under the terms of the lease, the Company is obligated to rent of $130,000 per month for a period expiring on the later of (i) the expiration of the FPMA as to that site, or (ii) ten years from the effective date of the agreement. The agreement provides for an increase in the rent payable commencing on December 1, 1999 and on each succeeding year thereafter to December 1, 2008, by an amount equal to 4 percent of the rent then in effect.

The Company's future minimum rental payments under all noncancellable operating leases are as follows:

         2001                                                                          $       4,068,448
         2002                                                                                  4,190,431
         2003                                                                                  4,192,042
         2004                                                                                  4,044,828
         2005 and thereafter                                                                  19,218,072
                                                                                       -----------------
         Total                                                                         $      35,713,821
                                                                                       =================

        Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3.7 million, $821,000 and $390,000, respectively.

         The Company earns microwave telecommunication capacity revenue under an indefeasible right of use (IRU) agreement dated December 1, 1998, of $137,000 per month commencing December 1998 and expiring on the later of (i) the expiration of the FPMA as to that site, or (ii) ten years from the effective date of the agreement. The IRU agreement provides for an increase in the rent receivable commencing on December 1, 1999 and on each succeeding year thereafter to December 1, 2008, by an amount equal to 4 percent of the rent then in effect.

         As of December 31, 2000, the Company had capital commitments of approximately $27.8 million relating to purchases of telecommunication and transmission equipment.

Contingencies

        On April 19, 2000, the Company was sued by several plaintiffs purporting to represent a class of landowners damaged by the Company in connection with the development of the Company's fiber optic network. Specifically, the complaint alleges the Company installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal consents from the landowners. On July 18, 2000, the plaintiffs significantly narrowed the purported class to include only landowners on a particular segment of the Company's network. In addition, we are seeking indemnification for these claims from 360 networks (USA) Inc. (360), our co-development partner for the project in these four states. The Company believes that, under its development agreement with 360, 360 is required to indemnify the Company for these types of claims. The Company is presently in mediation with 360 regarding indemnification, but has not been able to resolve this matter.

        On May 17, 2000, MagTen Partners, L.P. (Magten), one of the bondholders, filed suit against the Company and the investors involved in the Company's reorganization transaction (see note 4). The reorganization, completed on March 30, 2000, was among the Company, Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. On July 14, 2000, the Company served the plaintiffs with its response. Magten filed a response to Pathnet's motion to dismiss on September 14, 2000 and the Company filed a reply to Magten's response on October 13, 2000. Oral argument on Pathnet's motion to dismiss was held on December 12, 2000; the Company is awaiting the judge's ruling on the motion. Magten's claims stem from their contention the Company was not permitted to consummate the March 2000 reorganization of the corporate structure without unanimous consent of the holders of the Senior Notes, and the Company's failure to obtain Magten's consent triggered a provision in the Indenture governing the Senior Notes (the Indenture), requiring the Company to repurchase the Senior Notes at 101% of their face value. The Company does not agree with Magten's interpretation of the Indenture and intends to defend the claim vigorously.

        From time to time, other than items listed above, the Company is subject to other claims arising in the ordinary course of business. In the opinion of management, no other claims individually or in aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

15.         INCOME TAXES

        The tax effect of temporary differences that give rise to significant portions of the net deferred tax asset (liability) at December 31, 2000 and 1999, is as follows:

                                                                                       December 31,
                                                                                     ---------------
                                                                                   2000             1999
                                                                                   ----             ----

     Deferred revenue                                                      $    2,448,851    $        3,646
     Capitalized start-up costs                                                   639,650         1,005,353
     Capitalized research and development costs                                    30,852            48,482
     Depreciation                                                             (25,278,127)       (2,844,859)
     Net operating loss carryforward                                           84,368,638        40,571,930
     Other timing differences                                                      49,140           110,078
                                                                           ---------------   --------------
                                                                              112,815,258        38,894,630
     Less valuation allowance                                                (112,815,258)      (38,894,630)
                                                                           --------------    --------------
     Net deferred tax asset                                                $           --    $           --
                                                                           ==============    ==============

        Capitalized costs represent expenses incurred in the organization and start-up of the Company. For federal income tax purposes, these costs are being amortized over sixty months.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences are deductible. The Company has provided a valuation allowance against its deferred tax assets as they are long-term in nature and their ultimate realization cannot be determined.

         A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate, for the years ended December 31, 2000 and 1999, is as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                                   2000              1999
                                                                                   ----              ----
        Federal income tax benefit at statutory rate                               (34.0)%           (34.0)%
        State income tax benefit                                                    (5.0)             (5.0)
        Other                                                                       (0.4)              1.5
        Impairment loss - right of way                                               9.1                --
        Net change in valuation allowance                                           30.3              37.5
                                                                                  ------            ------
                                                                                      -- %              --%
                                                                                  ======            ======

16.         FIBER AGREEMENTS

         In March 1999, the Company entered into a co-development agreement with 360 Communications (formerly WFI) for the design, engineering and construction by 360 Communications of a multiple conduit fiber-optic system. One of the conduits contains a fiber optic cable consisting of a specified number of fiber optic strands. The conduits and any installed strands are equally divided between the parties, and the cost to construct the route will be shared equally by the Company and WFI. In addition, the Company pays 360 Communications a management fee equal to 10% of the Company's share of the development costs. The system is approximately 1,100 route miles long, between Aurora, Colorado (a suburb of Denver) and Chicago, Illinois. The first segment, Chicago, Illinois to Omaha, Nebraska, was completed in the fourth quarter 1999, and the second segment, Omaha to Aurora, was completed during the second quarter of 2000. The entire buold has been completed. In connection with the co-development agreement, the Company entered into a joint marketing agreement with 360 Communications under which both 360 Communications and the Company will attempt to sell certain inactive fiber optic strands on the route, and will share the revenues from such sales. The joint marketing agreement also permits each party to retain fiber optic strands for its own use, subject to certain restrictions on resale, and to swap a certain number of the fiber optic strands to third parties.

         In August 1999, the Company entered into a co-development agreement with Tri-States and four regional electric cooperatives for our design, engineering and construction of an aerial fiber system, approximately 420 route miles long, between Albuquerque, New Mexico and Grand Junction, Colorado. This system, completed in January 2001, was constructed on power transmission lines and contains a specified number of fiber optic strands. The cost to construct the system has been borne equally between the Company and the other parties. The total projected combined cost for this route was approximately $48 million. In connection with the co-development agreement, the Company entered into a joint marketing agreement under which each party reserved a portion of the fiber strands for its own operations, a subset of which are available for swaps with third parties. The remaining strands are available for sale with the Company as the exclusive marketing agent. Any revenues derived from the sale of those fiber strands are shared equally between the Company and Tristates, after deduction of a Company marketing fee.

        In November 1999, Pathnet signed an agreement with CapRock Teleommunications Corp. (now known as McLeodUSA) to design, engineer, construct and install a four-conduit telecommunications system between El Paso, Texas and Albuquerque, New Mexico. One of the conduits contains a fiber optic cable consisting of a specified number of fiber optic strands. The conduits and any installed strands are equally divided between the Company and Caprock, and the costs to construct the route have been shared equally by the partners. In addition, Caprock pays the Company a management fee equal to 10% of their share of the development costs. The system is approximately 250 miles long and is under construction. The Company entered into a joint marketing agreement with CapRock under which both CapRock and the Company sell certain inactive fiber strands on the route, sharing any revenue from such sales. The joint marketing agreement also permits each party to retain fiber optic strands for its own use, subject to certain restrictions on resale, and to swap a certain number of fiber optic strands to third parties.

17.         CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The following condensed consolidating financial statements as of and for the year ended December 31, 2000 are presented for Pathnet Telecommunications, Inc. the parent guarantor of the senior notes, Pathnet, Inc. the issuer and Pathnet Operating Inc. the subsidiary non-guarantor.

Condensed Consolidating Balance Sheet As
of December 31, 2000

                                                      Pathnet
                                                Telecommunications,                Other     Consolidating
                                                        Inc.       Pathnet,Inc.  Subsidiaries Adjustments   Consolidated
                                                  ---------------  ------------  ------------ ------------  ------------
                     ASSETS
Cash and cash equivalents                         $    14,280,244 $     68,013   $ 26,019,337  $         --  $ 40,367,594                                                                                          --
Accounts receivable                                            --    1,686,959      7,860,409            --     9,547,368
Allowance for doubtful accounts                                --     (134,000)            --            --      (134,000)
Marketable securities available for sale                       --    1,148,563      3,997,595            --     5,146,158
Prepaid expenses and other current assets                     606      827,683        299,066            --     1,127,355
Interest receivable                                        90,632   10,333,246        254,633   (10,310,417)      368,094
                                                  ---------------  -----------   ------------  ------------  ------------
     Total current assets                              14,371,482   13,930,464     38,431,040   (10,310,417)   56,422,569
Investments in subsidiaries                           (60,657,740)          --             --    60,657,740            --
Non-current indebtedness of subsidiaries                7,501,328  128,349,409         33,881  (135,884,618)           --
Property and equipment                                         --   22,664,626    193,853,379            --   216,518,005
Accumulated depreciation                                            (3,529,778)    (2,383,362)           --    (5,913,140)
Intangible assets - right of way                               --           --      1,421,475            --     1,421,475
Other assets                                                   --   24,480,751      5,092,826            --    29,573,577
                                                  --------------- ------------   ------------  ------------  ------------
    Total assets                                  $   (38,784,930)$185,895,472   $236,449,239  $(85,537,295) $298,022,486
                                                  =============== ============   ============  ============  ============
LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
STOCK HOLDERS' EQUITY (DEFICIT)
Accounts payable                                          306,902   13,386,987     21,303,903            --    34,997,792
Other current liabilities                              14,585,417   14,057,534      1,055,354   (10,310,417)   19,387,888
                                                  --------------- ------------   ------------  ------------  ------------
    Total current liabilities                          14,892,319   27,444,521     22,359,257   (10,310,417)   54,385,680
Long-term debt                                                 --  347,031,125     58,609,325            --   405,640,450
Indebtedness to subsidiaries  s                       120,441,760    4,748,219     10,694,639  (135,884,618)           --
Other non-current liabilities                                  --    3,336,260      8,779,105            --    12,115,365
                                                  ---------------  -----------   ------------  ------------  ------------
     Total liabilities                                135,334,079  382,560,125    100,442,326  (146,195,035)  472,141,495
                                                  --------------- ------------   ------------  ------------  ------------
Mandatorily redeemable preferred stock                 62,932,614           --             --            --    62,932,614
                                                  --------------- ------------   ------------  ------------  ------------
Stockholders' equity (deficit):
  Preferred stock                                         243,763           --             --            --       243,763
  Common stock                                             36,111      188,423              1      (188,424)       36,111
  Other stockholders' equity (deficit)               (237,331,497)(196,853,076)   136,006,912    60,846,164  (237,331,497)
                                                  ---------------- -----------   ------------  ------------  ------------
    Total stockholders' equity (deficit)             (237,051,623)(196,664,653)   136,006,913    60,657,740  (237,051,623)
                                                  ---------------- -----------   ------------  ------------  ------------
    Total liabilities, mandatorily redeemable
preferred stock and stockholders' equity (deficit)$   (38,784,930)$185,895,473   $236,449,239  $(85,537,296) $298,022,486
                                                  =============== ============   ============  ============  ============

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2000
                                                      Pathnet
                                                 Telecommunications,              Other         Consolidating
                                                        Inc.       Pathnet, Inc.  Subsidiaries  Adjustments   Consolidated
                                                  ---------------  ------------  ------------   ------------  -------------

Revenue                                           $    15,331,740  $ 29,507,558  $ 23,963,479   $(25,416,520) $  43,386,257
                                                  ---------------  ------------  ------------   ------------   ------------

Cost of revenue                                        16,703,072    11,664,420    24,056,938     (2,922,112)    49,502,318
Selling, general and administrative                     8,234,320    37,858,078    14,831,815    (22,494,408)    38,429,805
Other operating costs and expenses                    125,474,255    91,823,576    72,345,838             --    289,643,669
                                                  ---------------  ------------  ------------   ------------   ------------
    Total operating costs                             150,411,647   141,346,074   111,234,591    (25,416,520)   377,575,792
                                                  ---------------  ------------  ------------   ------------   ------------
Net operating loss                                   (135,079,907) (111,838,516)  (87,271,112)            --   (334,189,535)
Interest expense                                      (10,310,417)  (40,562,525)    1,471,716)    10,310,417    (42,034,241)
Interest income                                         1,693,125    15,055,216       973,432    (10,310,417)     7,411,356
Share of subsidiary losses                           (225,798,262)           --            --    225,798,262             --
Other income (expense)                                   (300,000)      (83,041)     (600,000)            --       (983,041)
Preferred stock accretion                                 (60,648)           --            --             --        (60,648)
                                                  ---------------  ------------- ------------   ------------  -------------
Net  loss                                         $  (369,856,109) $(137,428,866 $(88,369,396)  $225,798,262  $(369,856,109)
                                                  ===============  ============= ============   ============  -============

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000
                                                       Pathnet
                                                 Telecommunications,  Pathnet,     Other      Consolidating
                                                           Inc.         Inc.     Subsidiaries    Adjustments  Consolidated
                                                  ---------------  ------------  ------------  ------------   ------------

Net cash used in operating activities             $   (7,202,681)  $(47,277,512) $ (8,952,236)          --     (63,432,429)
                                                  --------------   ------------  ------------  -----------    ------------

                                                                                                        --
Cash flows from investing activities:
  Expenditures for network in progress               (22,663,694)   (64,221,959)  (15,350,883)          --    (102,236,536)
  Expenditures for property and equipment                     --     (6,434,056)   (1,016,158)          --      (7,450,214)
  Sale and maturity of marketable securities
    available for sale                                        --     48,870,212            --           --      48,870,212
  Purchase of marketable securities available for
    sale                                                      --     (2,188,943)   (3,999,374)          --      (6,188,317)
  Purchase of pledged marketable securities held to
    maturity                                                  --    (20,779,272)           --           --     (20,779,272)
  Sale and maturity of pledged marketable securities
    held to maturity                                          --     41,691,001            --           --      41,691,001
  Cash investment in subsidiaries                    (61,163,214)            --            --   61,163,214              --
  Restricted cash                                             --      7,490,132    (1,761,254)          --       5,728,878
  Other cash flows from investing activities                  --         47,866      (500,000)          --        (452,134)
                                                 ---------------    -----------  ------------  -----------   -------------
    Net cash (used in) provided by investing
      activities                                     (83,826,908)     4,474,981   (22,627,669)  61,163,214     (40,816,382)
                                                 ---------------    -----------  ------------  -----------   -------------

Cash flows from financing activities:
  Issuance of manditorily redeemable convertible
    preferred stock                                   63,000,000             --            --           --      63,000,000
  Issuance of common stock                                    --             --    61,163,214  (61,163,214)             --
  Cash loan due to (received from) subsidiary         41,249,571    (41,249,571)           --           --              --
  Payment of deferred financing costs                   (480,126)    (6,541,722)   (3,563,972)          --     (10,585,820)
  Other cash flows from investing activities           1,540,388            --             --           --       1,540,388
                                                 ---------------    -----------  ------------  -----------   -------------
    Net cash provided by (used in) financing
         activities                                  105,309,833    (47,791,293)   57,599,242  (61,163,214)     53,954,568
                                                 ---------------    -----------  ------------  -----------   -------------

Net increase (decrease) in cash and cash              14,280,244    (90,593,824)   26,019,337           --     (50,294,243)
equivalents
Cash and cash equivalents at the beginning of the
period                                                       --      90,661,837            --           --      90,661,837
                                                 ---------------    -----------  ------------  -----------   -------------
Cash equivalents at end of period                $    14,280,244    $    68,013  $ 26,019,337  $        --   $  40,367,594
                                                 ===============    ===========  ============  ===========   =============

18.         SUBSEQUENT EVENT

        Effective January 18, 2001, Pathnet entered into a swap with Enron Broadband Services Inc. in which Pathnet provided six fibers on the route between Chicago IL and Denver CO and in return received four fibers on a route owned by Enron between Aurora CO and Houston TX, by way of San Antonio TX. Pursuant to this swap, Pathnet has an indefeasible right of use (IRU) for a period of twenty-five years for the swapped fibers, associated regeneration sites and utilities. As part of the terms and conditions for this agreement, each party is required to pay the other party to maintain the fibers that they obtained. In addition, Enron was granted a security interest in the fibers, which were swapped and received a non-disturbance from Pathnet's lenders.

PATHNET, INC. AND SUBSIDIARIES

A DEVELOPMENT STAGE ENTERPRISE

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at          Charged
                                                       beginning           to cost                             Balance at
                                                       of period         and expenses       Deductions       end of period
                                                    ---------------   ---------------     -------------    ----------------
Tax valuation allowance:
     Year ended December 31, 2000                   $    38,894,630   $   112,229,578     $ (38,308,950)   $     112,815,258
     Year ended December 31, 1999                        16,763,481        22,131,149                --           38,894,630
     Year ended December 31, 1998                   $     2,222,018   $    14,541,463     $          --    $      16,763,481

Allowance for doubtful accounts receivable:
     Year ended December 31, 2000                   $            --   $       134,000     $          --    $              --
     Year ended December 31, 1999                                --                --                --                   --
     Year ended December 31, 1998                   $            --   $            --     $          --    $              --

Allowance for spare parts:
     Year ended December 31, 2000                   $            --   $       480,000     $          --    $         480,000
     Year ended December 31, 1999                                --                --                --                   --
     Year ended December 31, 1998                   $            --   $            --     $          --    $              --