Form 10-K/A
period 2000-12-31
PATHNET TELECOMMUNICATIONS INC
filed 2001-04-17
CIK 1099231

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

Stockholder (a)                       Issued and
---------------                       -----------
                                      outstanding
                                      -----------
                                      Common Stock       Series A Preferred Series B Preferred Series C Preferred Series D Preferred Series E Preferred        Beneficial Ownership
                                      ------------      ------------------- ------------------ ------------------ ------------------ ------------------
                                             Percentage           Percentage        Percentage        Percentage       Percentage         Percentage    Stock    of Common Stock
                                             ----------           ----------        ----------        ----------       ----------         ----------             ---------------
                                                  of                  of                of                 of               of                 of      Options Total   Percentage
                                                  --                  --                --                 --               --                 --      ------- -----   ----------
                                     Shares      Class    Shares    Class     Shares   Class    Shares   Class    Shares    Class   Shares    Class       (b)  Shares      (c)
                                     ------      -----    ------    -----     ------   -----    ------   -----    ------    -----   -------   -----       ---  ------      ---
Spectrum Equity Investors, L.P. (d)      --       --   1,372,668    47.3%  1,220,099   25.5%  1,363,406  16.7%        --      --        --       --       --  3,956,173   52.3%
Spectrum Equity Investors II, L.P.       --       --          --       --         --     --   1,363,406  16.7%        --      --        --       --       --  1,363,406   27.4%
(d) ...........................
New Enterprise Associates VI,
Limited Partnership (e) .......          --       --     522,000    18.0%    685,014   14.3%  1,374,051  16.8%        --      --        --       --       --  2,581,065   41.7%
Onset Enterprise Associates II,          --       --     522,000    18.0%    463,976    9.7%    817,672  10.0%        --      --        --       --       --  1,803,648   33.3%
L.P. (f) ......................
Onset Enterprise Associates III,         --       --          --       --         --     --     272,553   3.3%        --      --        --       --       --    272,553    7.0%
L.P. (f) ......................
Paul Capital Partner Funds  (g)   1,286,555    35.6%     245,989     8.5%    125,144    2.6%    136,275   1.7%        --      --        --       --       --  1,793,963   43.6%
Thomas Domencich (h) ..........          --       --     145,000     5.0%     62,573    1.3%         --    --         --      --        --       --       --    207,573    5.4%
Toronto Dominion Capital (USA)           --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --
Inc. (i) ......................                                                                                                                               1,890,646   34.4%
Grotech Partners IV, L.P. (j) .          --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --  1,890,646   34.4%
Utech Climate Challenge Fund, L.P.       --       --          --       --    442,076    9.2%    136,276   1.7%        --      --        --       --       --    578,352   13.8%
(k) ...........................
BNSF (l).......................          --       --          --       --         --     --          --    --  3,413,746    40.1%        --       --       --  3,413,746  48.6%
Colonial Pipeline (m)..........          --       --          --       --         --     --          --    --  1,684,115    19.8%  2,867,546  100.0%       --  4,551,661  55.8%
CSX (n)........................          --       --          --       --         --     --          --    --  3,413,746    40.1%  1,137,915     --        --  3,413.746  48.6%
BancBoston Capital Inc. .......     416,667    11.5%          --       --         --     --          --    --         --      --        --       --       --     416,667  11.5%
1DCM-PN Holdings, L.L.C. ......     420,833    11.7%          --       --         --     --          --    --         --      --        --       --       --     420,833  11.7%
J. F. Shea Co., Inc. as Nominee     500,000    13.9%          --       --         --     --          --    --         --      --        --       --       --     500,000  13.9%
David Daigle ..................     212,197     5.9%          --       --         --     --          --    --         --      --        --       --       --     212,197   5.9%
Richard A. Jalkut (o) ........           --       --          --       --         --     --          --    --         --      --        --       --  572,502     572,502  13.7%
William R. Smedberg (p) .......          --       --          --       --         --     --          --    --         --      --        --       --   79,906      79,906   2.2%
Mary McDermott (q).............          --       --          --       --         --     --          --    --         --      --        --       --       --          --    --
Shawn F. O'Donnell (r).........          --       --          --       --         --     --          --    --         --      --        --       --       --          --    --
James M. Craig (s).............          --       --          --       --         --     --          --    --         --      --        --       --       --          --    --
Kevin J. Maroni (t) ...........          --       --   1,372,668    47.3%  1,220,099   25.5%  2,726,812  33.3%        --      --        --       --       --   5,319,579  59.6%
Peter J. Barris (u) ...........          --       --     522,000    18.0%    685,014   14.3%  1,374,051  16.8%        --      --        --       --       --   2,581,065  41.7%
Patrick J. Kerins (v) .........          --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --   1,890,646  34.4%
Stephen A. Reinstadtler (w) ...          --       --          --       --    884,146   18.5%  1,006,500  12.3%        --      --        --       --       --   1,890,646  34.4%
Randall Evans (x) .............          --       --          --       --         --     --          --    --  3,413,746    40.1%       --       --       --   3,413,746  48.6%
All Directors and Named Executive
Officers as a Group (o) (p) (q)          --       --   1,894,668    65.3% 3,673,405  76.7%    6,113,863  74.8% 3,413,746    40.1%       --       --  652,408  15,748,098   9.7%
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

         During 2000 the Company began the construction of collocation assets to be utilized as part of the Company's rollout of a Digital Subscriber Line and other services. However, due to changes in market conditions, management has cancelled any rollout of those services. As such, those assets were written down to their estimated fair value based upon the disposition of the assets in comparable transactions resulting in an impairment charge of $15.0 million.

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

Condensed Consolidating Balance Sheet As
of December 31, 2000

                                                      Pathnet
                                                Telecommunications,                Other     Consolidating
                                                        Inc.       Pathnet,Inc.  Subsidiaries Adjustments   Consolidated
                                                  ---------------  ------------  ------------ ------------  ------------
                     ASSETS
Cash and cash equivalents                         $    14,280,244 $     68,013   $ 26,019,337  $         --  $ 40,367,594                                                                                          --
Accounts receivable                                            --    1,686,959      7,860,409            --     9,547,368
Allowance for doubtful accounts                                --     (134,000)            --            --      (134,000)
Marketable securities available for sale                       --    1,148,563      3,997,595            --     5,146,158
Prepaid expenses and other current assets                     606      827,683        299,066            --     1,127,355
Interest receivable                                        90,632   10,333,246        254,633   (10,310,417)      368,094
                                                  ---------------  -----------   ------------  ------------  ------------
     Total current assets                              14,371,482   13,930,464     38,431,040   (10,310,417)   56,422,569
Investments in subsidiaries                           (60,657,740)          --             --    60,657,740            --
Non-current indebtedness of subsidiaries                7,501,328  128,349,409         33,881  (135,884,618)           --
Property and equipment                                         --   22,664,626    193,853,379            --   216,518,005
Accumulated depreciation                                            (3,529,778)    (2,383,362)           --    (5,913,140)
Intangible assets - right of way                               --           --      1,421,475            --     1,421,475
Other assets                                                   --   24,480,751      5,092,826            --    29,573,577
                                                  --------------- ------------   ------------  ------------  ------------
    Total assets                                  $   (38,784,930)$185,895,472   $236,449,239  $(85,537,295) $298,022,486
                                                  =============== ============   ============  ============  ============
LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
STOCK HOLDERS' EQUITY (DEFICIT)
Accounts payable                                          306,902   13,386,987     21,303,903            --    34,997,792
Other current liabilities                              14,585,417   14,057,534      1,055,354   (10,310,417)   19,387,888
                                                  --------------- ------------   ------------  ------------  ------------
    Total current liabilities                          14,892,319   27,444,521     22,359,257   (10,310,417)   54,385,680
Long-term debt                                                 --  347,031,125     58,609,325            --   405,640,450
Indebtedness to subsidiaries                          120,441,760    4,748,219     10,694,639  (135,884,618)           --
Other non-current liabilities                                  --    3,336,260      8,779,105            --    12,115,365
                                                  ---------------  -----------   ------------  ------------  ------------
     Total liabilities                                135,334,079  382,560,125    100,442,326  (146,195,035)  472,141,495
                                                  --------------- ------------   ------------  ------------  ------------
Mandatorily redeemable preferred stock                 62,932,614           --             --            --    62,932,614
                                                  --------------- ------------   ------------  ------------  ------------
Stockholders' equity (deficit):
  Preferred stock                                         243,763           --             --            --       243,763
  Common stock                                             36,111      188,423              1      (188,424)       36,111
  Other stockholders' equity (deficit)               (237,331,497)(196,853,076)   136,006,912    60,846,164  (237,331,497)
                                                  ---------------- -----------   ------------  ------------  ------------
    Total stockholders' equity (deficit)             (237,051,623)(196,664,653)   136,006,913    60,657,740  (237,051,623)
                                                  ---------------- -----------   ------------  ------------  ------------
    Total liabilities, mandatorily redeemable
preferred stock and stockholders' equity (deficit)$   (38,784,930)$185,895,472   $236,449,239  $(85,537,295) $298,022,486
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