Form 10-Q
period 2001-03-31
PATHNET TELECOMMUNICATIONS INC
filed 2001-05-15
CIK 1099231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [X]             No [ ]

As of May 10, 2001 there were 3,681,851 shares of the Issuer’s common stock, par value $.01 per share, outstanding.

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

INDEX

Part I. Financial Information

Item 1. Financial Statements

                     PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                                                                    March 31,           December 31,
                                                                                                     2001                  2000
                                                                                                --------------         -------------
                                                                                                  (UNAUDITED)
                                                               ASSETS
Cash and cash equivalents                                                                       $   28,429,644         $  40,367,594
Accounts receivable, net of allowance for doubtful accounts of $194,000 and $134,000, respectively   7,140,861             9,413,368
Interest receivable                                                                                     84,953               368,094
Marketable securities available for sale                                                                     -             5,146,158
Prepaid expenses and other current assets                                                            2,880,275             1,127,355
                                                                                                --------------         -------------
      Total current assets                                                                          38,535,733            56,422,569
Property and equipment, net                                                                        231,503,422           210,604,865
Intangible assets - rights of way                                                                    4,982,475             1,421,475
Deferred financing costs, net                                                                       17,074,555            17,770,743
Restricted cash                                                                                     11,660,069            11,192,681
Other assets                                                                                           657,584               610,153
                                                                                                --------------         -------------
     Total assets                                                                               $  304,413,838         $ 298,022,486
                                                                                                ==============         =============
                                        LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                                 AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                                $   62,177,693         $  34,997,792
Vendor financing                                                                                    64,905,995                     -
12 1/4% Senior Notes                                                                               347,133,500                     -
Accrued interest                                                                                    20,510,364             9,604,657
Accrued expenses and other current liabilities                                                       5,163,895             9,783,231
                                                                                                --------------         -------------
   Total current liabilities                                                                       499,891,447            54,385,680
Long-term debt                                                                                               -           405,640,450
Deferred revenue                                                                                     6,604,993             6,279,105
Other noncurrent liabilities                                                                         5,873,582             5,836,260
                                                                                                --------------         -------------
   Total liabilities                                                                               512,370,022           472,141,495
                                                                                                --------------         -------------
Commitments and contingencies
Mandatorily redeemable preferred stock:
   Series E convertible preferred stock, $0.01 par value, 4,506,145 shares authorized,
      2,867,546 issued and outstanding at March 31, 2001 and December 31, 2000,
      (liquidation preference $63,000,000)                                                          62,952,830            62,932,614
                                                                                                --------------         -------------
   Total mandatorily redeemable preferred stock                                                     62,952,830            62,932,614
                                                                                                --------------         -------------
Stockholders' equity (deficit):
   Series A convertible preferred stock, $0.01 par value, 2,899,999 shares authorized, issued
     and outstanding at March 31, 2001 and December 31, 2000                                            29,000                29,000
   Series B convertible preferred stock, $0.01 par value, 4,788,030 shares authorized,  issued
     and outstanding at March 31, 2001 and December 31, 2000                                            47,880                47,880
   Series C convertible preferred stock, $0.01 par value, 8,176,686 shares authorized,  issued
     and outstanding at March 31, 2001 and December 31, 2000                                            81,767                81,767
   Series D convertible preferred stock, $0.01 par value, 9,250,000 shares authorized, 8,511,607
     shares issued and outstanding at March 31, 2001 and December 31, 2000                              85,116                85,116
   Common stock, $0.01 par value, 60,000,000 shares authorized, 3,681,851 and 3,611,120
     shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively                36,819                36,111
   Deferred compensation                                                                            (3,371,791)           (4,580,846)
   Additional paid-in capital                                                                      237,134,717           238,547,060
   Accumulated other comprehensive loss                                                                      -                (2,481)
   Accumulated deficit                                                                            (504,952,522)         (471,295,230)
                                                                                                --------------         -------------
     Total stockholders' equity (deficit)                                                         (270,909,014)         (237,051,623)
                                                                                                --------------         -------------
     Total liabilities, mandatorily redeemable preferred stock and stockholders'equity(deficit) $  304,413,838         $ 298,022,486
                                                                                                ==============         =============

                                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                -----------------------------------
                                                                                                      2001                  2000
                                                                                                --------------         ------------
Revenue:
     Telecommunications                                                                         $    2,270,177            $ 921,849
     Construction                                                                                    8,781,555            1,004,705
                                                                                                --------------         ------------
        Total revenue                                                                               11,051,732            1,926,554
                                                                                                --------------         ------------
     Cost of revenue (exclusive of depreciation shown separately below):
        Telecommunications                                                                           9,290,778            1,743,086
        Construction                                                                                 8,065,792              999,597
     Selling, general and administrative                                                             9,613,543            7,769,804
     Reorganization expenses                                                                                 -            1,408,468
     Depreciation expense                                                                            4,470,486            2,557,984
                                                                                                --------------         ------------
        Total operating expenses                                                                    31,440,599           14,478,939
                                                                                                --------------         ------------
Net operating loss                                                                                 (20,388,867)         (12,552,385)
Interest expense                                                                                   (13,836,060)          (9,741,793)
Interest income                                                                                        563,107            2,235,057
Other income (expense), net                                                                              4,528             (172,365)
                                                                                                --------------         ------------
Net loss                                                                                           (33,657,292)          (20,231,486)
Preferred stock accretion                                                                              (20,216)                    -
                                                                                                --------------         ------------
     Net loss applicable to common stockholders                                                 $  (33,677,508)        $(20,231,486)
                                                                                                ==============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

              PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (unaudited)

                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                -----------------------------------
                                                                                                     2001                    2000
                                                                                                --------------         ------------
Net loss                                                                                        $  (33,657,292)       $ (20,231,486)

Other comprehensive income (loss):
     Net unrealized gain (loss) on marketable
        securities available for sale                                                                    2,481               75,371
                                                                                                --------------         ------------
Comprehensive loss                                                                              $  (33,654,811)        $(20,156,115)
                                                                                                ==============         ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)    FOR THE THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                -----------------------------------
                                                                                                     2001                    2000
                                                                                                --------------         ------------
Cash flows from operating activities:
    Net loss                                                                                    $  (33,657,292)        $ (20,231,486)
    Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation expense                                                                          4,470,486            2,557,984
       Amortization of deferred financing costs                                                        696,188              285,160
       Provision for write down of spare parts                                                         240,000              120,000
       Bad debt expense                                                                                 60,000               21,000
       Profit on sale of equipment                                                                      (4,518)                (279)
       Interest expense resulting from amortization of discount on the
         bonds payable                                                                                 102,375              102,375
       Amortization of premium on pledged securities                                                         -               71,563
       Amortization of deferred compensation, net of reversal                                         (184,485)           1,432,369
    Changes in assets and liabilities:
       Accounts receivable                                                                           2,212,507           (1,376,941)
       Interest receivable                                                                             283,141            1,108,446
       Prepaid expenses and other current assets                                                    (1,752,921)             182,228
       Accounts payable                                                                             11,743,527            2,734,227
       Accrued interest                                                                             10,905,707           10,718,752
       Deferred revenue                                                                                325,888            2,139,094
       Accrued expenses and other liabilities                                                       (4,574,328)            (262,483)
       Other and intangible assets                                                                     (47,431)             (64,586)
                                                                                                --------------         ------------
         Net cash used in operating activities                                                      (9,181,156)            (462,577)
                                                                                                --------------         ------------
Cash flows from investing activities:
    Expenditures for network in progress                                                            (3,178,621)         (28,731,555)
    Expenditures for property and equipment                                                           (705,064)          (1,144,690)
    Expenditures for right of way                                                                   (3,561,000)                   -
    Proceeds on sale of equipment                                                                        4,518                    -
    Sale and maturity of marketable securites available for sale                                     5,148,639           50,942,232
    Purchase of marketable securities available for sale                                                     -          (36,894,172)
    Sale and maturity of pledged marketable securities held to maturity                                      -           20,725,261
    Restricted cash                                                                                   (467,388)          (8,822,243)
                                                                                                --------------         ------------
         Net cash provided by (used in) investing activities                                        (2,758,916)          (3,925,167)
                                                                                                --------------         ------------
Cash flows from financing activities:
    Issuance of manditorily redeemable convertible preferred stock                                           -           38,000,000
    Proceeds from option to purchase Series E manditorily redeemable convertible
        preferred stock                                                                                      -            1,000,000
    Exercise of employee common stock options                                                            2,122              396,718
    Payment of deferred financing costs                                                                     -            (7,071,751)
                                                                                                --------------         ------------
         Net cash provided by (used in) financing activities                                             2,122           32,324,967
                                                                                                --------------         ------------
Net (decrease) increase in cash and cash equivalents                                               (11,937,950)          27,937,223
Cash and cash equivalents at the beginning of period                                                40,367,594           90,661,837
                                                                                                --------------         ------------
Cash and cash equivalents at the end of period                                                  $   28,429,644         $118,599,060
                                                                                                ==============        =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PATHNET TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        On April 2, 2001 the Company and several of its subsidiaries filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the District of Delaware. The Company has successfully petitioned the court to allow it to continue operating its business as debtors-in-possession.

        Pathnet Telecommunications, Inc. and its subsidiaries (the Company) is a wholesale telecommunications carrier providing other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States.

        The Company’s telecommunications network enables its customers, including existing local telephone companies, long distance companies, internet service providers, competitive telecommunications companies, cellular operators and other telecommunications providers to offer additional services to new and existing customers in the markets the Company serves without having to expend their own resources to build, expand or upgrade their own networks.

        As of March 31, 2001, the Company’s network consisted of over 6,300 wireless route miles providing wholesale transport services and 1,500 miles of installed fiber, with collocations in 112 cities. The Company has an additional 250 route miles of network under construction.

2. BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on a basis which assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. On April 2, 2001 the Company and several of its subsidiaries filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the District of Delaware. The Company has successfully petitioned the court to allow it to continue operating its business as debtors-in-possession. The Company intends to sell all, part or parts of its business. If it sells only a portion of its business or assets, it expects to liquidate its remaining assets and cease operations. It does not expect to generate sufficient cash to repay any investment in full under any circumstances. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business or on the interests of creditors and stockholders. The Company has incurred losses from operations since inception and has a net stockholders’ deficit. The Company has not been successful in obtaining additional financing to sustain its operations and will have insufficient liquidity to fund operations or meet its obligations unless a new source of capital is obtained. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Although, management continues to pursue these plans, there is no assurance the Company will be successful on a timely basis or on terms that are acceptable to the Company or its creditors. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The bankruptcy process described above could ultimately result in the sale of substantially all or a portion of the Company’s assets. Although the Company and its creditors are not required to accept any offer, it is possible the Company’s creditors would accept an offer or offers to purchase substantially all of the Company’s assets for less than the current book value of those assets. Such a transaction could result in further impairment of assets.

        In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of March 31, 2001, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

3. SEGMENT REPORTING

         The Company identifies its segments based on management responsibility. The Company measures segment loss as net operating loss. The service revenue from the telecommunications division includes all revenues generated from the sale of telecommunications products, including high capacity, digital transport and competitive local access services. The construction division includes the operating activity and the assets relating to the network build out. The revenues for the construction division primarily relate to the management of construction projects and the sale of dark fiber through indefeasible rights of use agreements (“IRUs”). Other includes certain of the Company’s general and administrative functions and operating expenses. All of the Company’s revenue is attributable to customers in the United States, and all of its assets are located in the United States.

The following tables reflect the financial information for the reportable segments:
                                                            THREE MONTHS ENDED MARCH 31, 2001
                                                            ---------------------------------
                                         TELECOMMUNICATIONS      CONSTRUCTION          OTHER              CONSOLIDATED
                                         -------------------   -----------------   -----------------   -----------------
Revenue                                  $         2,270,177    $      8,781,555   $            --     $      11,051,732

Operating expenses                                 9,290,778           8,065,792         14,084,029           31,440,599
                                         -------------------   -----------------   ----------------    -----------------
Operating income (loss)                  $        (7,020,601)   $        715,763   $    (14,024,029)   $     (20,388,867)
                                         ====================  =================   ================    =================

                                                           THREE MONTHS ENDED MARCH 31, 2000
                                                           ---------------------------------
                                         TELECOMMUNICATIONS       CONSTRUCTION         OTHER               CONSOLIDATED
                                         -------------------   -----------------   -----------------   -----------------
Revenue                                  $           921,849   $       1,004,705   $             --    $       1,926,554
Operating expenses                                 1,743,086             999,597          11,736,256          14,478,939
                                         -------------------   -----------------   -----------------   -----------------
Operating loss                           $          (821,237)  $           5,108   $     (11,736,256)   $    (12,552,385)
                                         ===================   =================   =================  ==================

4. COMMITMENTS AND CONTINGENCIES

        As of March 31, 2001, the Company had capital commitments of up to approximately $300,000 relating to purchases of telecommunication and transmission equipment.

        On April 19, 2000, the Company was sued by several plaintiffs purporting to represent a class of landowners damaged by the Company in connection with the development of the Company’s fiber optic network. Specifically, the complaint alleges the Company installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal consents from the landowners. On July 18, 2000, the plaintiffs significantly narrowed the purported class to include only landowners on a particular segment of the Company’s network. In addition, we are seeking indemnification for these claims from 360 networks (USA) Inc. (360), our co-development partner for the project in these four states. The Company believes that, under its development agreement with 360, 360 is required to indemnify the Company for these types of claims. The Company is presently in mediation with 360 regarding indemnification, but has not been able to resolve this matter.

        On May 17, 2000, MagTen Partners, L.P. (Magten), one of the bondholders, filed suit against the Company and the investors involved in the Company’s reorganization transaction. The reorganization, completed on March 30, 2000, was among the Company, Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Corporation. On July 14, 2000, the Company served the plaintiffs with its response. Magten filed a response to Pathnet’s motion to dismiss on September 14, 2000 and the Company filed a reply to Magten’s response on October 13, 2000. Oral argument on Pathnet’s motion to dismiss was held on December 12, 2000; the Company is awaiting the judge’s ruling on the motion. Magten’s claims stem from their contention the Company was not permitted to consummate the March 2000 reorganization of the corporate structure without unanimous consent of the holders of the Senior Notes, and the Company’s failure to obtain Magten’s consent triggered a provision in the Indenture governing the Senior Notes (the Indenture), requiring the Company to repurchase the Senior Notes at 101% of their face value. The Company does not agree with Magten’s interpretation of the Indenture and intends to defend the claim vigorously.

        From time to time, other than items listed above, the Company is subject to other claims arising in the ordinary course of business. In the opinion of management, no other claims individually or in aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

5. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following condensed consolidating financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000, are presented for Pathnet Telecommunications, Inc. the parent guarantor of the senior notes, Pathnet, Inc. the issuer of the senior notes and Pathnet Operating Inc. the non-guarantor subsidiary.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001
                                                    PATHNET
                                               TELECOMMUNICATIONS,                PATHNET   CONSOLIDATING
                                                      INC.        PATHNET, INC.  OPERATING,  ADJUSTMENTS    CONSOLIDATED
                                                                                     INC.
                                                ----------------- ------------ ------------  -------------- ------------

                    ASSETS
Cash and cash equivalents                       $     7,290,146  $ 7,957,198   $13,182,300  $         --   $28,429,644
Accounts receivable                                          --    1,979,880     5,354,981            --     7,234,861
Allowance for doubtful accounts                              --     (134,000)      (60,000)           --      (194,000)
Due from related party                                7,983,195           --            --    (7,983,195)           --
Prepaid expenses and other current assets               610,000    1,353,107       917,168            --     2,880,275
Interest receivable                                      29,788   13,991,077        52,505   (13,985,417)       84,953
                                                   ------------  -----------   -----------   ------------  -----------

Investment in subsidiaries                          (91,322,286)          --            --     91,322,286           --
Non-current indebtedness of subsidiaries              5,716,390  116,191,089            --   (121,907,479)          --
Property and equipment                                       --   24,367,017   217,520,031             --  241,887,048
Accumulated depreciation                                     --   (4,288,116)   (6,095,510)            --   10,383,626)
Intangible assets - right of way                             --           --     4,982,275             --    4,982,475
Other assets                                                 --   25,503,181     3,889,027             --   29,392,208
                                                   ------------  -----------   -----------   ------------  -----------
    Total assets                                $  (69,695,767) $186,920,433  $239,742,977   $(52,553,805)$304,413,838
                                                  ============  ============  ============   ============  ===========

LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
STOCK HOLDERS' EQUITY
Accounts payable                                $           --  $17,367,652    $47,310,041   $        --   $64,677,693
Vendor financing                                            --           --     64,905,995            --    64,905,995
12 1/4% Senior Notes                                        --  347,133,500             --            --   347,133,500
Due to related parties                                      --    7,983,195             --    (7,983,195)           --
Other current liabilities                           18,260,417   20,410,441        988,818   (13,985,417)   25,674,259
                                                --------------  -----------    -----------   ------------  -----------
    Total current liabilities                       18,260,417  392,894,788    110,704,854   (21,968,612)  499,891,447
Indebtedness to subsidiaries                       120,000,000           --      1,907,479  (121,907,479)           --
Other non-current liabilities                               --    3,373,582      9,104,993            --    12,478,575
                                                --------------  -----------    -----------   ------------  -----------
    Total liabilities                              138,260,417  396,268,370    121,717,326   (143,876,091) 512,370,022
                                                --------------  -----------    -----------   ------------  -----------
Mandatorily redeemable preferred stock              62,952,830           --             --             --   62,952,830
                                                --------------  -----------    -----------   ------------  -----------

Stockholders' equity (deficit):
  Preferred stock                                      243,763           --             --             --      243,763
  Common stock                                          36,819      188,423              1       (188,424)      36,819
  Other stockholders' equity (deficit)            (271,189,596)(209,536,360)   118,025,650     91,510,710  (271,189,596)
                                                --------------- -----------    -----------   ------------  -----------
    Total stockholders' equity (deficit)          (270,909,014)(209,347,937)   118,025,651     91,322,286  (270,909,014)
                                                --------------  -----------    -----------   ------------  -----------
   Total liabilities, mandatorily redeemable preferred
     stock and stockholders' equity (deficit)   $   (69,695,767) $186,920,433 $239,742,977    (52,553,805) $304,413,838
                                                ===============  ============ ============   ============= ============

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000
                                                    PATHNET                       PATHNET
                                              TELECOMMUNICATIONS,                OPERATING   CONSOLIDATING
                                                      INC.        PATHNET, INC.     INC.      ADJUSTMENTS    CONSOLIDATED
                                                ---------------  -------------  ----------  ---------------- ------------

                    ASSETS
Cash and cash equivalents                       $    14,280,244  $    68,013   $ 26,019,337            --   $ 40,367,594
                                                                      --
Accounts receivable                                          --    1,686,959      7,860,409            --     9,547,368
Allowance for doubtful accounts                              --     (134,000)            --            --      (134,000)
Marketable securities available for sale                     --    1,148,563      3,997,595            --     5,146,158
Prepaid expenses and other current assets                   606      827,683        299,066            --     1,127,355
Interest receivable                                      90,632   10,333,246        254,633   (10,310,417)      368,094
                                                ---------------   ----------     ----------  ------------   -----------
    Total current assets                             14,371,482   13,930,464     38,431,040   (10,310,417)   56,422,569
Investment in subsidiaries                          (60,657,740)          --             --    60,657,740            --
Non-current indebtedness of subsidiaries              7,501,328  128,349,409         33,881   (135,884,618)          --
Property and equipment                                       --   22,664,626    193,853,379            --   216,518,005
Accumulated depreciation                                     --   (3,529,778)    (2,383,362)           --    (5,913,140)
Intangible assets - right of way                             --           --      1,421,475            --     1,421,475
Other assets                                                 --   24,480,751      5,092,826            --   29,573,577
                                                ---------------   ----------     ----------  ------------   -----------
   Total assets                                 $   (38,784,930)$185,895,472   $236,449,239  $(85,537,295) $298,022,486
                                                ===============   ==========    ===========  ============   ===========
=

LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
STOCK HOLDERS' EQUITY
Accounts payable                                        306,902   13,386,987     21,303,903            --     34,997,792
Other current liabilities                            14,585,417   14,057,534      1,055,354   (10,310,417)    19,387,888
                                                ---------------   ----------     ----------   -----------    -----------
   Total current liabilities                         14,892,319   27,444,521     22,359,257   (10,310,417)    54,385,680
Long-term debt                                               --  347,031,125     58,609,325            --    405,640,450
Indebtedness to subsidiaries                        120,441,760    4,748,219     10,694,639  (135,884,618)            --
Other non-current liabilities                                --    3,336,260      8,779,105            --     12,115,365
                                                ----------------  ----------     ----------   -----------    -----------
    Total liabilities                               135,334,079  382,560,125    100,442,326   (146,195,035)  472,141,495
                                                ---------------   ----------     ----------   -----------    -----------
Mandatorily redeemable preferred stock               62,932,614           --             --            --     62,932,614
                                                ---------------   ----------     ----------   -----------    -----------

Stockholders' equity (deficit):
  Preferred stock                                       243,763           --             --            --       243,763
  Common stock                                           36,111      188,423              1      (188,424)       36,111
  Other stockholders' equity (deficit)             (237,331,497) 196,853,076)   136,006,912    60,846,164  (237,331,497)
                                                ---------------   ----------     ----------   -----------    -----------
    Total stockholders' equity (deficit)           (237,051,623)(196,664,653)   136,006,913    60,657,740   (237,051,623)
                                                ---------------   ----------     ----------   -----------    -----------
    Total liabilities, mandatorily redeemable preferred
      stock and stockholders' equity (deficit)  $   (38,784,930)$185,895,472   $236,449,239  $(85,537,295)  $298,022,486
                                                ==============    ==========     ==========   ===========    ===========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                    PATHNET
                                               TELECOMMUNICATIONS,                 PATHNET    CONSOLIDATING
                                                      INC.        PATHNET, INC. OPERATING,INC  ADJUSTMENTS  CONSOLIDATED

Revenue                                         $            --   $  9,778,790  $ 10,001,040 $ (8,728,098) $ 11,051,732
                                                ----------------  ------------  ------------ ------------- ------------

Cost of revenue                                              --      3,544,846    14,317,557     (505,833)  17,356,570
Selling, general and administrative                          --     10,634,978     7,760,957   (8,222,265)   9,613,543
Other operating costs and expenses                     (560,127)       738,338     3,712,148           --    4,470,486
                                                ----------------  ------------  ------------ ------------- ------------
    Total operating costs                              (560,127)    14,938,162   25,790,622   (8,728,098)   31,440,599
                                                ----------------  ------------  ------------ ------------- ------------
Net operating loss                                      560,127   (5,159,372)    (15,789,622)          --  (20,388,867)
Interest expense                                     (3,675,000) (11,378,890)     (2,457,170)   3,675,000  (13,836,060)
Interest income                                         124,609    3,849,749         263,749   (3,675,000)     563,107
Share of subsidiary losses                          (30,667,028)          --              --   30,667,028           --
Other income (expense)                                       --        4,528              --           --           --
Preferred stock accretion                               (20,216)          --              --           --      (20,216)
                                                ---------------  -----------    ------------  -----------  -----------
Net  loss                                       $   (33,677,508) $(12,683,985)  $(17,983,043) $30,667,028 $(33,677,508)
                                                ===============  -===========   ============  ===========  ===========

There was no activity for the three months ended March 31, 2000 in Pathnet Telecommunications, Inc. the parent guarantor of the senior notes or Pathnet Operating, Inc., the non-guarantor subsidiary.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                        PATHNET
                                                   TELECOMMUNICATIONS,               PATHNET    CONSOLIDATING
                                                          INC.       PATHNET, INC.  OPERATING,  ADJUSTMENTS   CONSOLIDATED
                                                                                       INC.

Net cash (used in) provided by operating            $    (6,992,220) $ 7,075,808  $(9,264,744)  $        --   $ (9,181,156)
activities
                                                                                                         --
Cash flows from investing activities:
  Expenditures for network in progress                           --    1,828,681   (5,007,302)           --    (3,178,621)
  Expenditures for property and equipment                        --     (705,064)          --            --      (705,064)
  Sale and maturity of marketable securities                     --    1,149,265    3,999,374            --     5,148,639
available for sale
  Restricted cash                                                --   (1,464,023)     996,635                    (467,388)
  Other cash flows from investing activities                     --        4,518   (3,561,000)           --    (3,556,482)
                                                    ---------------  -----------  -----------    ----------   -----------
    Net cash (used in) provided by investing             (6,992,220)     813,377   (3,572,293)           --    (2,758,916)
                                                    ---------------  -----------  -----------    ----------   -----------
activities

Cash flows from financing activities:
  Other cash flows from financing activities                  2,122           --           --            --         2,122
                                                    ---------------  -----------  -----------   -----------    ----------
    Net cash provided by (used in) financing                  2,122           --           --            --         2,122
                                                    ---------------  -----------  -----------   -----------   -----------
activities
Net increase (decrease) in cash and cash                 (6,990,098)   7,889,185   (12,837,037)          --   (11,937,950)
equivalents
Cash and cash equivalents at the beginning of the        14,280,244       68,013    26,019,337           --    40,367,594
                                                     ---------------  -----------  -----------   -----------   -----------
Cash and cash equivalents at the end of the period  $     7,290,146  $ 7,957,198  $13,182,300   $        --   $28,429,644
                                                    ===============  ===========  ===========   ===========   ===========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                        PATHNET
                                                   TELECOMMUNICATIONS,               PATHNET    CONSOLIDATING
                                                          INC.       PATHNET, INC.  OPERATING,  ADJUSTMENTS   CONSOLIDATED
                                                                                       INC.

Net cash provided by (used in) operating            $     4,000,000 $ (4,462,577) $        --   $        --      (462,577)
activities

Cash flows from investing activities:
  Expenditures for network in progress                           --  (28,731,555)          --            --   (28,731,555)
  Expenditures for property and equipment                        --   (1,144,690)          --            --    (1,144,690)
  Sale and maturity of marketable securities                     --   50,942,232           --            --    50,942,232
available for sale
  Purchase of marketable securities available for                --  (36,894,172)                             (36,894,172)
sale
  Sale and maturity of pledged marketable securities             --   20,725,261                               20,725,261
held to maturity
  Restricted cash                                                --   (8,822,243)          --            --    (8,822,243)
                                                    ---------------  ------------ -----------    ----------   -----------
    Net cash used in investing activities                        --   (3,925,167)          --            --    (3,925,167)
                                                    ---------------  ------------ -----------    ----------   -----------

Cash flows from financing activities:
  Issuance of mandatorily redeemable convertible
preferred stock                                          38,000,000           --           --            --    38,000,000
  Payment of deferred financing costs                            --   (7,071,751)          --            --    (7,071,751)
   Other cash flows from financing activities             1,000,000      396,718           --            --     1,396,718
                                                    ---------------  ------------ -----------    ----------   -----------
    Net cash provided by (used in) financing             39,000,000   (6,675,033)          --            --    32,324,967
                                                    ---------------  ------------ -----------    ----------   -----------
Net increase (decrease) in cash and cash
equivalents                                              43,000,000  (15,062,777)          --            --    27,937,223
Cash and cash equivalents at the beginning of the                --   90,661,837           --            --    90,661,837
                                                    ---------------  ------------ -----------    ----------   -----------
Cash and cash equivalents at the end of the period  $    43,000,000  $83,986,804  $        --   $        --   $28,429,644
                                                    ===============  ===========  ===========   ===========   ===========

6. SUBSEQUENT EVENTS

        The Company filed its petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on April 2, 2001. This constituted a default under the Company’s 12 1/4% senior notes issued in April 1998 and its credit facilities with Nortel Networks, Inc. and Cisco Systems Capital Corporation.

         The Company’s inability to pay the semi-annual interest payment on its 12 1/4% senior notes, due on April 15, 2001 constituted an additional default under the Company’s 12 1/4% senior notes. The amount of the semi-annual interest payment due was $21,437,500.

         Consequently, as a result of these defaults, the Company has reclassified its long-term debt under the senior note and credit facility agreements as current liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         You should assume for purposes of this section that all references to our business, our actions or conditions affecting us prior to March 30, 2000 are references to Pathnet, Inc.‘s business, action or conditions affecting Pathnet, Inc. unless we indicate otherwise, references to our future business, strategies, or plans, are references to our consolidated business, strategies or plans.

Overview

         The accompanying consolidated financial statements and financial information have been prepared assuming that we will continue as a going concern. However, we have incurred significant losses since our founding and our cash resources and expected revenues from operations are insufficient to meet our existing obligations and our long-term needs for continuing operations. We have been unable to obtain sufficient additional financing to sustain our operations. Consequently, on April 2, 2001 we, along with several of our subsidiaries, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court of the District of Delaware. We have successfully petitioned the court to allow us to operate our business as debtors-in-possession. There is substantial doubt as to our ability to continue as a going concern. We are currently pursuing a strategic alternative and will continue to pursue any other alternative that may be available to us, including a potential sale of all or a substantial portion of our business or assets, and a liquidation of the remainder.

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

  Credit Facility with Nortel

           In August 2000, our subsidiary, Pathnet Operating, Inc. (“POI”) entered into a senior secured credit facility with Nortel Networks, Inc., that would provide it with vendor financing for the purchase of Nortel Networks telecommunications equipment and services. The agreement consists of a $210 million multiple-advance term loan facility and includes the following terms:

    The facility has a three year draw down period, a three year repayment period and consists of two $105 million tranches;

    The loans bear interest based upon an index plus a specified margin;

    Proceeds of the loans are used for the payment when due for purchases of Nortel Networks equipment and services for our telecommunications network.

           We currently have $28.5 million drawn on the Nortel facility.

           Our bankruptcy filing constituted a default under the agreement. Consequently, we are unable to draw down any additional amounts under this facility.

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

    The loans bear interest based upon an index plus a specified margin.

         We currently have $43.0 million drawn on the Cisco facility.

         Our bankruptcy filing constituted a default under the agreement. Consequently, we are unable to draw down any additional amounts under this facility.

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

         As of December 2000, we had been unsuccessful in raising sufficient capital to continue to fund our prior business plan. With our capital constrained, we decided to abandon our strategy of developing our right of way, otherwise expanding our network, and operating our network indefinitely. Our current plan calls for us to continue to operate our business for a relatively short time as we explore opportunities that may be available to us, including selling all or a substantial portion of our business or assets. If we are unable to sell all of our business or assets, we currently intend to liquidate what is left.

Current Financial Condition and Strategy

         We have incurred significant operating and net losses as a result of the development and operation of our network. As of March 31, 2001, we had approximately $512.4 million of indebtedness outstanding and total stockholders’ deficit of $272.2 million. In the three months ended March 31, 2001, we incurred losses from operations of $21.7 million and net losses of $35.0 million. Capital expenditures were approximately $3.9 million for the three months ended March 31, 2001. As of March 31, 2001, we had capital commitments of approximately $300,000 relating to the development of our network pursuant to existing agreements. We expect that our operating losses will continue as we operate our network. As of March 31, 2001, we had $28.4 million of cash and cash equivalents and marketable securities available for sale.

         As a result of our losses and our inability to secure additional financing in the market environment, we, along with several of our subsidiaries, filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. We have not and do not currently plan to incur additional indebtedness in operating our business during our bankruptcy cases. Nonetheless, as a result of our filing for protection under the bankruptcy law, we will not be able to make any of our debt service requirements that are outstanding with the exception of certain capital lease obligations. Among other things, a semi-annual interest payment was due on April 15, 2001 on the senior notes that Pathnet, Inc. issued and we guaranteed. Neither we nor our Pathnet, Inc. subsidiary were able to pay the semi-annual interest payment due on those notes. We have other significant debt service obligations, most of which have not and will not be met. All of these amounts may be discharged in bankruptcy, subject to distribution of proceeds from the sale of our assets.

        Due to our inability to obtain sufficient resources -- either from our revenues or financing -- we have dramatically altered our plans. During our bankruptcy proceeding, we have and expect to continue to operate the active portions of our network to the extent feasible (unless the bankruptcy court determines that we may not) and we expect to generate some revenue from these operations. As part of our current strategy, we expect to continue to incur only those capital expenditures that will enhance the value of our business or assets.

         Although we intend to keep current management in place through the conclusion of the bankruptcy proceeding, we cannot be sure that we will be able to do so. We believe that our filing of bankruptcy petitions and the strategic staff reductions made by us on March 30, 2001 may adversely affect our ability to retain employees and customers, to generate revenues, and operate our business. We may be required to terminate construction of new and uncompleted portions of our network and to terminate the operation of all or a portion of our current business.

         As a result of our bankruptcy filing, the funds residing in our Pathnet Operating, Inc. subsidiary became restricted. Without the bankruptcy court’s approval, we are unable to utilize those funds to operate our business. We have filed a motion with the bankruptcy court to obtain permission to utilize those funds in operating our business. Should the motion be unsuccessful, we anticipate that our only option would be to commence an immediate liquidation of our assets. We believe that should this occur, we would be severely restricted in our ability to find any strategic buyers for our business and would not be able to maximize the sales of those assets for the benefit of our unsecured creditors.

         While we operate our network, we are actively exploring the possible sale of all, part or parts of our business or assets. If we are unable to complete appropriate transactions, we anticipate that we would sell all or a portion of our ongoing business operations and assets, liquidate our remaining assets, and cease operations. If the costs of conducting our operations during our bankruptcy case are greater than we expect or it takes longer than we expect to find a buyer for our business or assets, we could be forced to terminate our operations or to liquidate our remaining assets sooner than we expect.

Results of Operations

Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

         During the three months ended March 31, 2001, we continued to launch our telecommunication services in new markets in line with customer needs; we pursued new customer relationships for our telecommunications services, and we continued our efforts in additional financing.

         Revenue.   For the three months ended March 31, 2001 and March 31, 2000, we generated revenues of approximately $11.1 million and $1.9 million, respectively. This increase is mainly attributable to revenues from our construction management services, which were approximately $8.8 million in the three months ended March 31, 2001 as compared to approximately $1.0 in the three months ended March 31, 2000. Revenue from telecommunications services more than doubled in the three months ended March 31, 2001 to approximately $2.3 million as compared with approximately $922,000 in the three months ended March 31, 2000. The increase in revenue from construction services arises mainly from our co-development agreement with Caprock Communications (“Caprock”) entered into during the fourth quarter of 1999. The increase in telecommunications services revenue is a result of an increase in the number of circuits sold.

         Cost of revenue.   Expenses for telecommunications services primarily consist of the cost of operating the Company’s network, local exchange carrier access charges and the cost of leased capacity. For the three months ended March 31, 2001 and March 31, 2000, we incurred telecommunications services costs of approximately $8.1 million and $1.7 million, respectively. The increase is related to operating expenses as we put more of our network into service.

         Expenses for construction services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company’s own use are capitalized. For the three months ended March 31, 2001 and March 31, 2000, the Company incurred construction services costs of approximately $9.4 million and $1.0 million, respectively. The increase arises from the co-development of our routes with Caprock and Tri-State.

         Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. For the three months ended March 31, 2001 and March 31, 2000, SG&A expenses were $9.6 million and $7.8 million, respectively. The increase is attributable to additional staff costs incurred as we grew our infrastructure, along with administrative costs related to obtaining regulatory approvals.

         Depreciation expenses.  For the three months ended March 31, 2001 and March 31, 2000, depreciation expenses were $4.5 million and $2.6 million, respectively. The increase is associated with more of our network coming on line during the later part of 2000.

         Interest Expense.  Interest expense for the three months ended March 31, 2001 and March 31,2000 was approximately $13.3 million and $9.7 million, respectively. Interest expense primarily represents interest on Pathnet’s 12 ¼% Senior Notes due 2008 issued in April 1998 together with the amortization expense related to bond issuance costs in respect to those notes and the amortization expense related to deferred financing costs.

         Interest Income.  Interest income for the three months ended March 31, 2001 and March 31,2000 was approximately $563,000 and $2.2 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on the senior notes.

Forward-Looking Statements

         The matters discussed in this quarterly report include forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “expects,” “may,” “will,” or “should” or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements. We do not intend to update these forward-looking statements. Risks and uncertainties affecting us are contained in our Annual Report on Form 10K/A filed with the Securities and Exchange Commission on April 17, 2001.

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

        Although interest on our senior notes bears fixed interest rate, the fair market value of our senior notes is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. As of March 31, 2001, the fair value of our debt was approximately $56.0 million.

Part II. Other Information

Item 1. Legal Proceedings

        On April 19, 2000, we and our subsidiary, Pathnet, Inc., were sued in Superior Court of the District of Columbia by several plaintiffs purporting to represent a class of landowners damaged by us in connection with the development of our fiber optic network. Specifically, the complaint alleges we installed or will install fiber optic facilities on the property of the landowners in the class without obtaining the necessary legal consents from the landowners. They are seeking to file as a class action lawsuit for trespass and other damages from the construction of fiber optic telecommunications system across the class member’s land. On July 18, 2000, plaintiffs significantly narrowed the purported class to include only landowners on a particular segment of our network. In addition, we are seeking indemnification for these claims from 360 networks (USA) Inc. (“360”), our co-development partner for the project in these four states. We believe that, under our development agreement with 360, 360 is required to indemnify us for these types of claims. We are presently in mediation with 360 regarding indemnification, but we have not been able to resolve this matter.

         On May 17, 2000, MagTen Partners, L.P. (“Magten”), one of our bondholders, filed suit against the Company and the investors involved in our reorganization transaction (the “Reorganization”) in the Supreme Court of the State of New York, county of New York. The Reorganization, completed on March 30, 2000, was among us, Colonial Pipeline Company, The Burlington Northern and Santa Fe Corporation and CSX Transportation, Inc. On July 14, 2000, we served the plaintiffs with our response. Magten filed a response to our motion to dismiss on September 14, 2000 and we filed a reply to Magten’s response on October 13, 2000. Oral argument on our motion to dismiss was held on December 12, 2000; we are awaiting the judge’s ruling on the motion. Magten’s claims stem from their contention that we were not permitted to consummate the March 2000 reorganization of our corporate structure without unanimous consent of the holders of the Senior Notes, and that our failure to obtain Magten’s consent triggered a provision in the Indenture governing the Senior Notes (the “Indenture”), requiring us to repurchase the Senior Notes at 101% of their face value. We do not agree with Magten’s interpretation of the Indenture and intend to defend the claim vigorously.

         As we discussed in our annual report on form 10K/A, filed with the Securities and Exchange Commission on April 17, 2001 we, along with our direct and indirect wholly-owned subsidiaries, Pathnet, Inc., Pathnet Operating, Inc., Pathnet Operating of Virginia, Inc., Pathnet Real Estate LLC, Pathnet Fiber Equipment LLC, filed voluntary petitions for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. We successfully petitioned the bankruptcy court to allow us to continue operating our business as debtors-in-possession.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

        The Company’s filing of its petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on April 2, 2001, constituted a default under the Company’s 12 1/4% senior notes issued in April 1998.

        The Company’s inability to pay the semi-annual interest payment on its 12 1/4% senior notes, due on April 15, 2001, constituted an additional default under the Company’s 12 1/4% senior notes. The amount of the semi-annual interest payment due was $21,437,500.

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (A) EXHIBITS

         None

(b) Reports on Form 8-K

         None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATHNET TELECOMMUNICATIONS, INC., a Delaware corporation (Registrant)

Date:    May ___, 2001                                           By: /S/ JAMES M. CRAIG
                                                                    ---------------------------------------------
                                                                        James M. Craig
                                                                        Executive Vice-President, Chief
                                                                          Financial Officer (Principal Accounting
                                                                          & Financial Officer)

Date: May ___, 2001                                              By: /S/ Mary McDermott
                                                                     -------------------------------------------------
                                                                        Mary McDermott
                                                                          Senior Vice President, General Counsel
                                                                          and Secretary