Form 10-K/A
period 2000-12-31
PATHNET TELECOMMUNICATIONS INC
filed 2001-10-15
CIK 1099231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]       SECOND AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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